Form 10QSB
period 1997-02-28
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1997-03-21
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.  20549
                                 Form 10-QSB




(Mark One)
X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED FEBRUARY 28, 1997.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM __________________TO _________________

Commission file number:  0-21847


Boulder Capital Opportunities II, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                              84-1356898
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)        Identification No.)

  4750 Table Mesa Drive, Boulder, CO 80302
 (Address of principal executive offices)  (Zip Code)

 (303) 442-1021
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (a) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. .     Yes..X.. No....

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.     Yes....
No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,010,000 shares as of February 28, 1996

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X


Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities II, Inc. as and for the quarter ending February 28, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

        (1).  OVERVIEW.
        The Company was originally incorporated on August 8, 1996, in the State of Colorado as Boulder Capital Opportunities II, Inc. There are 1,010,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director at a price of $0.04 per share, for consideration consisting of $250 cash of services valued at $3,750, and 200,000 shares to 5 investors at $.04 per share.

        The Company was formed as a shell company with the sole purpose of acquiring or merging with another company.

        (2).  LIQUIDITY AND CAPITAL RESOURCES.  As of February
28, 1997, the Company had current assets of $2,796 which was all cash and total assets of $28,082. Shareholder equity as of the quarter ending February 28, 1997, was $27,949. The Company's total liabilities at that time were $133.

        There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

        (3).  RESULT OF OPERATIONS.
        The Company lost $6,003 in the six months ending February 28, 1997. The Company was formed on August 8, 1996, and therefore there are no comparable results for the prior years' quarter. The Company has had a cumulative loss since its inception on August 8, 1996 of $12,451. These losses were $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company.

        PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (c)  Exhibit 27 - Financial Data Schedule

        There have been no reports on Form 8-K for the quarter ending February 28, 1997.


Signatures:

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES II, INC.

_____________________________________
        (Registrant)

Date:  March 20, 1997

/s/ Robert Soehngen
______________________________________
Robert Soehngen, President, (Signature)

                            FINANCIAL STATEMENTS
                        (A Development Stage Company)


                   BOULDER CAPITAL OPPORTUNITIES II, INC.







                       Quarter Ended February 28, 1997

                    BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Company)


Index to
Unaudited Financial Statements



Unaudited Financial Statements                     i
Unaudited Statement of Operations                  ii
Unaudited Statement of Cash Flows                  iii
Notes to Unaudited Financial Statements            iv

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENTS
                       AS OF AND FOR THE QUARTER ENDED
                              FEBRUARY 28, 1997

                                 (UNAUDITED)

                               _______________

The following financial statements include a balance sheet (unaudited) as of February 28, 1997, and a statement of operations (unaudited) for the six months ended February 28, 1997, and for the period from inception (August 8, 1996) through February 28, 1997.

                   BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                       AS OF AND FOR THE QUARTER ENDED
                              FEBRUARY 28, 1997

                                 (UNAUDITED)




ASSETS

CURRENT ASSETS
Cash and cash
 equivalents                 2,796
Other current assets             -
Subscriptions
 receivable                      -

TOTAL CURRENT
  ASSETS                     2,796

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated
depreciation                     0


NET                          2,796

OTHER ASSETS
Other Assets                25,286

TOTAL OTHER
 ASSETS                     25,286
TOTAL ASSETS                28,082


LIABILITIES AND STOCKHOLDERS' EQUITY
                                i


LIABILITIES
Accounts payable               133
Accrued liabilities              0
Notes and advances to
 stockholders and
 related parties                 0
Notes payable                    0
Accrued interest                 0
TOTAL CURRENT
 LIABILITIES                   133

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and
outstanding                      0


Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                40,400

Additional Paid in
capital                          0

Deficit accumulated
 during the
 development stage        (12,451)

TOTAL STOCKHOLDERS'
 EQUITY                     27,949

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)           28,082

                   BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     AS OF AND FOR THE SIX MONTHS ENDED
                              FEBRUARY 28, 1997

                                 (UNAUDITED)
                               _______________


                           Six        Period from
                                   Months    Inception
                                   Ended      (8/8/96)
                                   2/28/97    thru 2/28/97

REVENUES                        55               55
Operating Revenue                0                0
TOTAL REVENUES                  55               55

OPERATING COSTS
Legal and
 Professional                  133            2,633
General and
 Administrative              5,925            9,873

TOTAL OPERATING
 COSTS                       6,058           12,506
LOSS FROM
 OPERATIONS                  6,003           12,451

OTHER INCOME
 (EXPENSE)
Interest expense, net             0               0
Other Income                      -               -
Other expense                     -               -

NET LOSS                   (6,003)         (12,451)
NET LOSS PER SHARE
(NOTE 1)                         *                *
WEIGHTED AVERAGE
COMMON
SHARE                    1,010,000        1,010,000

                   BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     AS OF AND FOR THE SIX MONTHS ENDED
                              FEBRUARY 28, 1997

                                 (UNAUDITED)
                               _______________

                           Six        Period from
                                   Months    Inception
                                   Ended      (8/8/96)
                                   2/28/97    thru 2/28/97

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                            (6,003)         (12,451)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                        2,641            6,864
  Stock issued                            -                -
Changes in assets
 and liabilities                          -                -
Other current assets                      -                -
Restricted cash                           -                -
Accounts payable                    (2,092)              133
Accrued liabilities                       -                -
Accrued interest                          -                -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                         (5,454)          (5,454)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                            0                0

                               iii


Increase (decrease in
 notes payable)                           0                0
Other Investments                         -                -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                               -                -

CASH FLOWS FROM
FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                       4,000            8,250
Proceeds from notes
 payable                                  0                0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                               0            8,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                        (1,454)          (5,454)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                               4,250                0

CASH AND CASH
 EQUIVALENTS,
 END OF QUARTER                       2,796            2,796

/TABLE

           BOULDER CAPITAL OPPORTUNITIES II, INC.
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS
             AS OF AND FOR THE SIX MONTHS ENDED
                      FEBRUARY 28, 1997

                         (UNAUDITED)
                       _______________



1.  ORGANIZATION AND BUSINESS

The Company was incorporated on August 8, 1996, in the State of Colorado, as Boulder Capital Opportunities
II, Inc. The Company is in the development stage and its intent is to operate a capital market access corporation and to acquire one or more existing businesses through merger or acquisition.

The Company has had no significant business activity to date.

The Company has not commenced any commercial operations.

The Company has no full time employees and owns no real estate.

For purposes of filing its periodical reports, the Company is currently using August 31 as its fiscal year end.

At the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition.

2.  NET LOSS PER SHARE OF COMMON
STOCK/SHAREHOLDERS EQUITY

Net income (loss) per share is based on weighted average number of shares of common stock outstanding.
                               iv