Form 10QSB
period 1997-05-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1997-07-14
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C.  20549
                               Form 10-QSB




(Mark One)
X..QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MAY 31, 1997.

 ...TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,032,200 shares as of May 31, 1997

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X

PART I - FINANCIAL INFORMATION
Item 1.  UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities II, Inc. as and for the quarter ending May 31, 1997.

BOULDER CAPITAL OPPORTUNITIES II, INC.

FINANCIAL STATEMENTS
(A Development Stage Company)


The following financial statements include a balance sheet (unaudited) as of May 31, 1997, and a statement of operations (unaudited) for the quarter and for the nine months ended May 31, 1997, and for the period from inception (August 8, 1996) through May 31, 1997.




Quarter Ended May 31, 1997
BOULDER CAPITAL OPPORTUNITIES II, INC.
(A Development Stage Company)
Index to Unaudited Financial Statements



Unaudited Balance Sheet
Unaudited Statement of Operations
Unaudited Statement of Cash Flows
Notes to Unaudited Financial Statements
BOULDER CAPITAL OPPORTUNITIES II, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEET
AS OF AND FOR THE QUARTER ENDED
MAY 31, 1997

ASSETS

CURRENT ASSETS
Cash and cash
 equivalents                           2,801
Other current assets                       -
Subscriptions
 receivable                                -

TOTAL CURRENT
  ASSETS                               2,801

FURNITURE AND EQUIPMENT AT COST
 less accumulated
 depreciation                              0


NET                                    2,801

OTHER ASSETS
Other Assets                          24,034

TOTAL OTHER ASSETS                    24,034
TOTAL ASSETS                          26,835

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                       2,285
Accrued liabilities                        0
Notes and advances to
 stockholders and
 related parties                           0
Notes payable                              0
Accrued interest                           0
TOTAL CURRENT
 LIABILITIES                           2,285

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and outstanding            0

Common Stock, no par value,
100,000,000 shares authorized,
1,032,200 shares issued and
outstanding.                          41,288

Additional Paid in capital                 0

Deficit accumulated
 during the development stage       (16,738)

TOTAL STOCKHOLDERS'
 EQUITY                               24,550

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                     26,835
/TABLE

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
AS OF AND FOR THE THREE MONTHS ENDED
MAY 31, 1997

(UNAUDITED)

                              Three         Nine           Period from
                              Months        Months         Inception
                              Ended         Ended          (8/8/96) to
                              5/31/97       5/31/97        5/31/97

REVENUES                           12             67            67
Operating Revenue                   0              0             0
TOTAL REVENUES                     12             67            67

OPERATING COSTS
Legal and
 Professional                   2,152          2,285         4,785
General and
 Administrative                 2,147          8,072        12,020

TOTAL OPERATING
 COSTS                          4,299         10,357        16,805
LOSS FROM
 OPERATIONS                     4,287         10,290        16,738

OTHER INCOME
 (EXPENSE)
Interest expense, net               0              0             0
Other Income                        -              -             -
Other expense                       -              -             -

NET LOSS                      (4,287)       (10,290)      (16,738)
NET LOSS PER SHARE
(NOTE 1)                            *              *             *

WEIGHTED AVERAGE
COMMON
SHARE                       1,032,200      1,017,333     1,016,600
/TABLE

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
AS OF AND FOR THE THREE MONTHS ENDED
MAY 31, 1997

(UNAUDITED)

                              Three         Nine           Period from
                              Months        Months         Inception
                              Ended         Ended          (8/8/96) to
                              5/31/97       5/31/97        5/31/97

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                      (4,287)       (10,290)      (16,738)

Adjustments to
 reconcile net loss
 to cash used in
 operating activities:

   Depreciation                 2,140          4,781         9,004
   Stock issued                     -              -             -
Changes in assets
 and liabilities                    -              -             -
Other current assets                -              -             -
Restricted cash                     -              -             -
Accounts payable                2,152             60         2,285
Accrued liabilities                 -              -             -
Accrued interest                    -              -             -

NET CASH AND CASH
 EQUIVALENTS PROVIDED (USED)
 BY OPERATING ACTIVITIES
                                    5        (5,449)       (5,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property
and equipment                       0              0             0
Increase (decrease in
 notes payable)                     0              0             0
Other Investments                   -              -             -

NET CASH AND CASH EQUIVALENTS
 PROVIDED (USED) BY
 INVESTING ACTIVITIES               -              -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common
 stock for cash                     0          4,000         8,250
Proceeds from notes
 payable                            0              0             0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                         0          4,000         8,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                        5        (5,449)       (5,449)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                         2,796          4,250             0

CASH AND CASH
 EQUIVALENTS,
 END OF QUARTER                 2,801          2,801         2,801
/TABLE

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
MAY 31, 1997

(UNAUDITED)

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

       (1).  OVERVIEW.
       The Company was originally incorporated on August 8, 1996, in the State of Colorado as Boulder Capital Opportunities II, Inc. There are 1,032,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director at a price of $0.04 per share for consideration consisting of $250.00 cash and for services valued at $3,750. Then 200,000 shares were sold to 5 investors at $.04 per share. On March 24, 1997, the Company issued 22,200 shares to two persons for services.

       The Company was formed as a shell company with the sole purpose of acquiring or merging with another company.

       (2).  LIQUIDITY AND CAPITAL RESOURCES.  As of May
31, 1997, the Company had current assets of $2,801 which was all cash and total assets of $26,835. Shareholder equity as of the quarter ending May 31, 1997, was $24,550. The Company's total liabilities at that time were $2,285.

       There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

       (3).  RESULT OF OPERATIONS.
       The Company lost $10,290 in the nine months ending May 31, 1997. The Company was formed on August 8, 1996, and therefore there are no comparable results for the prior years' quarter. The
Company has had a cumulative loss since its inception on August 8, 1996 of $16,664. These losses were $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (c)  Exhibit 27 - Financial Data Schedule

       (b) There have been no reports on Form 8-K for the quarter ending May 31, 1997.

Signatures:

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(Registrant)

Date:  July 14, 1997



______________________________________
Robert Soehngen, President, (Signature)