Form 10QSB
period 1997-11-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1998-06-24
CIK 1026215

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1997.
                                         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


                           Commission File No.0-21847


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
        (Exact Name of Small Business Issuer as specified in its charter)



                     Colorado                       84-1356898
                  ---------------           --------------------------
                  (State or other           (IRS Employer File Number)
                  jurisdiction of
                  incorporation)

                  P.O. Box 890261
                Temecula, California                           92589
        ----------------------------------------             ----------
        (Address of principal executive offices)             (Zip Code)


                                  (909)693-2285
               ---------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

The number of shares outstanding of Registrant's common stock, par value $ .0001 per share, as of November 30, 1997 were 1,030,200 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements
         See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         The Company has generated no material revenues from its operations since inception and has been a development stage company during this period. Since the Company has not generated material revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity for the foreseeable future will be to search for an acquisition candidate. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates.

         Liquidity and Capital Resources

         As of the end of the reporting period, the Company had minimal cash and cash equivalents. There was no significant change in working capital during this fiscal year.

         Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition. The Company will have negligible capital requirements pending the completion of an acquisition. The Company does not intend to pay dividends in the foreseeable future.

                           PART II- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing. No reports on Form 8-K were filed as of the most recent fiscal quarter.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BOULDER CAPITAL OPPORTUNITIES II, INC.


Dated: May 29, 1998                By: /s/ Michael Delaney
                                           -------------------------------------
                                           Michael Delaney
                                           President and Chief Executive Officer

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                              November 30    August 31
                                                 1997           1997
                                              -----------    ---------
                                              (unaudited)    (audited)

 CURRENT ASSETS:

     Cash                                           382            382
                                               --------       --------
     Total current assets                           382            382
                                               --------       --------
     Organizational Costs                        20,827         22,247
                                               --------       --------
     Total assets                              $ 21,209       $ 22,629
                                               ========       ========


                      LIABILITIES AND STOCKHOLDERS EQUITY


 Current Liabilities:

     Accounts Payable                             4,085            970
                                               --------       --------
     Total current liabilities                    4,085            970
                                               --------       --------

 Shareholders Equity:
     Preferred stock, no par value,
     10,000,000 shares authorized                     -              -

     Common stock, no par value, 100,000,000
        authorized, 1,030,200 shares issued and
        outstanding at November 30, 1997 and
        August 31, 1997                          60,600         60,600

     Accumulated deficit during
        development stage                       (43,476)       (38,941)
                                               --------       --------
     Total stockholders equity (deficit)         17,124         21,659
                                               --------       --------
     Total liabilities and sharehol            $ 21,209       $ 22,629
                                               ========       ========

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                               Three months     Inception
                                                  ended      (August 8, 1996)
                                                 November      to November
                                                 30, 1997        30, 1997
                                               -----------    -------------
                                               (unaudited)     (unaudited)

      Operating Revenue                        $                $  5,000
                                               ----------       --------
      Costs and Expenses:
          Amortization                              1,420          7,573
          Professional fees                         1,867         12,735
          Stock issued for services                     -         20,200
          Other                                     1,248          8,044
                                               ----------       --------
                                                    4,535         48,552
                                               ----------       --------
      Loss from operations                         (4,535)       (43,552)
                                               ----------       --------

      Other income (expense):
          Other income
          Interest income                               -             76
                                               ----------       --------
      Income (loss) before provision
          for income tax benefit                   (4,535)       (43,476)

      Provision for income tax                          -              -
                                               ----------       --------

          Net Income (loss)                       ($4,535)      ($43,476)
                                               ==========      =========

          Net income (loss) per common share   $        -         ($0.04)
                                               ==========      =========

          Weighted average
          number of shares outstanding          1,030,200      1,030,200
                                               ==========      =========

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                                   Three months   August 8, 1996
                                                      ended       (Inception) to
                                                     November      November 30,
                                                     30, 1997          1997
                                                    -----------   --------------
                                                    (unaudited)     (unaudited)
Cash flows from operating activities
     Net income (loss)                                 ($4,535)      ($43,476)

Change in assets and liabilities:
     Amortization                                         1420          7,573
     Increase (decrease) in accounts payable             3,115          4,085
     Stock issued for services                               0         23,950
                                                       -------        -------
         Net cash used by operating activities               0         (7,868)
                                                       -------        -------

Cash flows from financing activities:
    Proceeds recieved from issuance of stock                 0          8,250

         Net cash provided by financing activities                      8,250
                                                       -------        -------
         Net increase in cash                                0            382

Cash, beginning of period                                  382        $     -
                                                       -------        -------
Cash, end of period                                    $   382        $   382
                                                       =======        =======


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                                             Deficit
                                                                           Accumulated
                                                                           During the
                                                                 No Par    Development
                                                    Shares       Value        Stage       Total
                                                    ------       ------    -----------    -----
     Balance at August 8, 1996
     Issuance of common stock at inception
          for services at $.04 per share            710,000     $28,400    $      -     $28,400
     Issuance of common stock for cash at $.0025
          and for services at $.0375 per            100,000       4,000                   4,000
     Issuance of common stock for cash at $.04
          per share                                 100,000       4,000                   4,000
     Shares subscribed at $.04 per share            100,000       4,000                   4,000
     Net loss for the period ended
          August 31, 1996                                                    (6,448)     (6,448)
                                                  ---------     -------     -------     -------
     Balance at September 30, 1984                1,010,000      40,400      (6,448)     33,952

     Issuance of common stock for cash from
          at $1.00 per share                         20,200      20,200           -      20,200
     Net loss for the period ended
          August 31, 1997                                                   (32,493)    (32,493)
                                                  ---------     -------     -------     -------
     Balance at August 31, 1997                   1,030,200      60,600     (38,941)     21,659

     Net loss for the period ended
          November 30, 1997                                                  (4,535)     (4,535)
                                                  ---------     -------     -------     -------
     Balance at November 30, 1997                 1,030,200     $60,600    ($43,476)    $17,124
                                                  =========     =======     =======     =======



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                               November 30, 1997

Note 1.  Summary of Significant Accounting Policies

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates

     c.  Organizational Costs.

     Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty month period.

     d.  Income Taxes.

     As of November 30, 1997, the Company had net operating losses available for carry-over to future years of approximately $43,476, expiring in 2012. Utilization of these carryovers may be limited if there is a change in ownership of the Company. As of November 30, 1997, the Company has deferred tax assets of approximately $8,695 due to the operating loss carry- forwards. However, because of the uncertainty of potential realization of these assets, the Company has provided a valuation allowance for the entire $8,695. Thus, no tax assets have been recorded in the financial statements as of November 30, 1997.

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

     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the sucess of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 3.  Common Stock issued.

     On August 8, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for organizational services valued at their fair market value of $28,400.

     On August 8, 1996, the Company issued 100,000 shates of its no par value common stock to its President at $0.0025 per share for cash of $250 and $.0375 per share in exchange for officer compensation of $3,750, $4,000 in total.

     On August 31, 1996 the Company issued 100,000 shares of its no par value common stock to various investors for $4,000; 100,000 additional shares remain subscribed for at August 31, 1996. These were collected in September, 1996.

     During the period ended August 31, 1997, the Company issued 20,200 shares of its no par value common stock for services valued at $20,200.

Note 4.  Related Party Transactions.

     At August 31, 1996 the Company owed $2,000 in consulting fes and $225 in attorneys to officers who are shareholders of the Company. At August 31, 1997, the Company owed $818 in attorney's fees to officers who are shareholders of the Company. At November 30, 1997, the Company owed $2,685 in attorney's fees to officers who are shareholders of the Company.

Note 5.  Subsequent Event.

     Effective December 17, 1997, the shareholders of the Company sold 977,965 shares of their restricted common stock to outside parties. This resulted in a change in control of the Company.