Form 10QSB
period 1998-02-28
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1998-06-24
CIK 1026215

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 1998.
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X___

The number of shares outstanding of Registrant's common stock, par value $ .0001 per share, as of February 28, 1998 were 1,030,200 common shares.

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

ITEM 3. Defaults upon Senior Securities.  None.

ITEM 4. Submission of Matters to a Vote of Security Holders.  None

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing. One report on Form 8-K, dated January 7, 1998, was filed as of the most recent fiscal quarter.

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


                                   BOULDER CAPITAL OPPORTUNITIES II, INC.



Dated: May 29, 1998                By: /s/ Michael Delaney
                                           -------------------------------------
                                           Michael Delaney
                                           President and Chief Executive Officer

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                      February 28,   August 31,
                                                          1998          1997
                                                      (unaudited)    (audited)
                                                      -----------   -----------
 CURRENT ASSETS:

           Cash                                               0           382
                                                        -------       -------
           Total current assets                               0           382
                                                        -------       -------
           Organizational Costs                          19,407        22,247
                                                        -------       -------
           Total assets                                 $19,407       $22,629
                                                        =======       =======


                      LIABILITIES AND STOCKHOLDERS EQUITY


 Current Liabilities:

           Accounts Payable                                 652           970
                                                        -------       -------
           Total current liabilities                        652           970
                                                        -------       -------

 Shareholders Equity:
           Preferred stock, no par value,
           10,000,000 shares authorized                       -             -

           Common stock, no par value, 100,000,000
                authorized, 1,030,200 shares issued and
                outstanding at November 30, 1997 and
                August 31, 1997                          60,600        60,600

           Accumulated deficit during dev               (41,845)      (38,941)
                                                        -------       -------
           Total stockholders equity (def                18,755        21,659
                                                        -------       -------
           Total liabilities and sharehol               $19,407       $22,629
                                                        =======       =======

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                    Six months      Inception
                                                      ended     (August 8, 1996)
                                                     February      to February
                                                     28, 1998       28, 1998
                                                    -----------  ---------------
                                                    (unaudited)    (unaudited)

                    Operating Revenue               $               $   5,000

                    Costs and Expenses:
                         Amortization                    2,840          8,993
                         Professional fees                (436)        10,432
                         Stock issued for ser                -         20,200
                         Other                             500          7,296
                                                    ----------      ---------
                                                         2,904         46,921
                                                    ----------      ---------

                        Loss from operations            (2,904)       (41,921)


                    Other income (expense):
                         Other income
                              Interest income                -             76
                                                    ----------      ---------
                    Income (loss) before provision
                         for income tax benef           (2,904)       (41,845)

                    Provision for income tax                 -              -
                                                    ----------      ---------

                         Net Income (loss)              (2,904)       (41,845)
                                                    ==========      =========

                         Net income (loss) per
                         common share               $                  $  .04
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
                                                    ==========      =========

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                                      Six months  August 8, 1996
                                                        ended     (Inception) to
                                                       February     February 28,
                                                       28, 1998         1998
                                                      ----------- --------------
                                                      (unaudited)   (unaudited)

   Cash flows from operating activities
      Net income (loss)                                ($2,904)      ($41,845)

      Change in assets and liabilities:
             Amortization                                 2840          8,993
             Increase (decrease) in accounts payable      (318)           652
             Stock issued for services                       0         23,950
                                                       -------       --------
                  Net cash used by operating activities   (382)        (8,250)
                                                       -------       --------

   Cash flows from financing activities:
      Proceeds recieved from issuance of stock               0          8,250

                  Net cash provided by
                     financing activities                               8,250
                                                       -------       --------
                  Net increase in cash (decrease)         (382)             0

   Cash, beginning of period                               382       $      -
                                                       -------       --------
   Cash, end of period                                 $     0       $      0
                                                       =======       ========


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                                             Deficit
                                                                           Accumulated
                                                                           During the
                                                                 No Par    Development
                                                    Shares       Value        Stage       Total
                                                    ------       ------    -----------    -----
     Balance at August 8, 1996
     Issuance of common stock at inception
          for services at $.04 per share            710,000     $28,400    $            $28,400
     Issuance of common stock for cash at $.0025
          and for services at $.0375 per            100,000       4,000                   4,000
     Issuance of common stock for cash at $.04
          per share                                 100,000       4,000                   4,000
     Shares subscribed at $.04 per share            100,000       4,000                   4,000
     Net loss for the period ended
          August 31, 1996                                                    (6,448)     (6,448)
                                                  ---------     -------     -------     -------
     Balance at September 30, 1984                1,010,000      40,400      (6,448)     33,952

     Issuance of common stock for cash from
          at $1.00 per share                         20,200      20,200           -      20,200
     Net loss for the period ended
          August 31, 1997                                 -           -     (32,493)    (32,493)
                                                  ---------     -------     -------     -------
     Balance at August 31, 1997                   1,030,200      60,600     (38,941)     21,659

     Net loss for the period ended
          November 30, 1997                                                  (4,535)     (4,535)
                                                  ---------     -------     -------     -------
     Balance at November 30, 1997                 1,030,200      60,600     (43,476)    (43,476)

     Net gain for the period ended
          February 28, 1998                                                   1,631       1,631
                                                  ---------     -------     -------     -------
     Balance at February 28, 1998                 1,030,200      60,600    ($41,845)    $18,755
                                                  =========     =======     =======     =======



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                               February 28, 1998

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

     d.  Income Taxes.

     As of February 28, 1998, the Company had net operating losses available for carry-over to future years of approximately $41,845, expiring in 2012. Utilization of these carryovers may be limited if there is a change in ownership of the Company. As of February 28, 1998, the Company has deferred tax assets of approximately $8,370 due to the operating loss carry- forwards. However, because of the uncertainty of potential realization of these assets, the Company has provided a valuation allowance for the entire $8,370. Thus, no tax assets have been recorded in the financial statements as of February 28, 1998.

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

Note 4.  Related Party Transactions.

     At August 31, 1996 the Company owed $2,000 in consulting fes and $225 in attorneys to officers who are shareholders of the Company. At August 31, 1997, the Company owed $818 in attorney's fees to officers who are shareholders of the Company. At February 28, 1998, the Company did not have a balance owed in attorney's fees to officers who are shareholders of the Company.