Form 10QSB
period 1998-05-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1998-06-24
CIK 1026215

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1998.
                                         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of Registrant's common stock, par value $ .0001 per share, as of November 30, 1997 were 1,030,200 common shares.

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


                                   BOULDER CAPITAL OPPORTUNITIES II, INC.


Dated: May 29, 1998                By: /s/ Michael Delaney
                                           -------------------------------------
                                           Michael Delaney
                                           President and Chief Executive Officer

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                     May 31       August 31
                                                      1998           1997
                                                   -----------    ---------
                                                   (unaudited)    (audited)
 CURRENT ASSETS:

      Cash                                                 0           382
                                                     -------       -------
      Total current assets                                 0           382
                                                     -------       -------
      Organizational Costs                            17,987        22,247
                                                     -------       -------
      Total assets                                   $17,987       $22,629
                                                     =======       =======


                      LIABILITIES AND STOCKHOLDERS EQUITY


 Current Liabilities:

      Accounts Payable                                   880           970
                                                     -------       -------
      Total current liabilities                          880           970
                                                     -------       -------

 Shareholders Equity:
      Preferred stock, no par value,
      10,000,000 shares authorized                         -             -

      Common stock, no par value, 100,000,000
         authorized, 1,030,200 shares issued and
         outstanding at November 30, 1997 and
         August 31, 1997                              60,600        60,600

      Accumulated deficit during development stage   (43,493)      (38,941)
                                                     -------       -------
      Total stockholders equity (deficit)             17,107        21,659
                                                     -------       -------
      Total liabilities and shareholders equity      $17,987       $22,629
                                                     =======       =======

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                             Nine months    Inception
                                               ended     (August 8, 1996)
                                                May         to May 31,
                                              31, 1998         1998
                                             -----------   -------------
                                             (unaudited)    (unaudited)

     Operating Revenue                        $               $  5,000
                                              ---------       --------
     Costs and Expenses:
           Amortization                           4,260         10,413
           Professional fees                       (436)        10,432
           Stock issued for services                  -         20,200
           Other                                    728          7,524
                                              ---------       --------
                                                  4,552         48,569
                                              ---------       --------
      Loss from operations                       (4,552)       (43,569)
                                              ---------       --------

      Other income (expense):
            Other income
            Interest income                           -             76
                                              ---------       --------
      Income (loss) before provision
            for income tax benefit               (4,552)       (43,493)

      Provision for income tax                        -              -
                                              ---------       --------

            Net Income (loss)                   ($4,552)      ($43,493)
                                              =========      =========

            Net income (loss) per
            common share                      $              $     .04
                                              =========      =========

            Weighted average
            number of shares outstanding      1,030,200      1,030,200
                                              =========      =========

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                                    Nine months   August 8, 1996
                                                       ended      (Inception) to
                                                      May 31,         May 31,
                                                       1998            1998
                                                    -----------   --------------
                                                    (unaudited)     (unaudited)
 Cash flows from operating activities
    Net income (loss)                                 ($4,552)       ($43,493)

 Change in assets and liabilities:
        Amortization                                     4260          10,413
        Increase (decrease) in accounts payable           (90)            880
        Stock issued for services                           0          23,950
                                                       ------         -------
            Net cash used by operating activities        (382)         (8,250)
                                                       ------         -------

 Cash flows from financing activities:
    Proceeds recieved from issuance of stock                0           8,250

            Net cash provided by financing activities                   8,250
                                                       ------         -------
            Net increase in cash (decrease)              (382)              0

 Cash, beginning of period                             $  382         $     0
                                                       ------         -------
 Cash, end of period                                   $    0         $     0

                                                       ======         =======


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                                             Deficit
                                                                           Accumulated
                                                                           During the
                                                                 No Par    Development
                                                    Shares       Value        Stage       Total
                                                    ------       ------    -----------    -----
     Balance at August 8, 1996
     Issuance of common stock at inception
          for services at $.04 per share            710,000     $28,400    $       -    $28,400
     Issuance of common stock for cash at $.0025
          and for services at $.0375 per            100,000       4,000                   4,000
     Issuance of common stock for cash at $.04
          per share                                 100,000       4,000                   4,000
     Shares subscribed at $.04 per share            100,000       4,000                   4,000
     Net loss for the period ended
          August 31, 1996                                                    (6,448)     (6,448)
                                                  ---------     -------    --------     -------
     Balance at September 30, 1984                1,010,000      40,400      (6,448)     33,952

     Issuance of common stock for cash from
          at $1.00 per share                         20,200      20,200           -      20,200
     Net loss for the period ended
          August 31, 1997                                                   (32,493)    (32,493)
                                                  ---------     -------    --------     -------
     Balance at August 31, 1997                   1,030,200      60,600     (38,941)     21,659

     Net loss for the period ended
          November 30, 1997                                                  (4,535)     (4,535)
                                                  ---------     -------    --------     -------
     Balance at November 30, 1997                 1,030,200      60,600     (43,476)     17,124

     Net gain for the period ended
          February 28, 1998                                                   1,631       1,631
                                                  ---------     -------    --------     -------
     Net loss for the period ended
          May 31, 1998                                                       (1,648)     (1,648)
                                                  ---------     -------    --------     -------

     Balance at May 31, 1998                      1,030,200     $60,600    ($43,493)    $17,107
                                                  =========     =======    ========     =======



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 1998

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

     d.  Income Taxes.

     As of May 31, 1998, the Company had net operating losses available for carry-over to future years of approximately $43,493, expiring in 2012. Utilization of these carryovers may be limited if there is a change in ownership of the Company. As of May 31, 1998, the Company has deferred tax assets of approximately $8,700 due to the operating loss carry- forwards. However, because of the uncertainty of potential realization of these assets, the Company has provided a valuation allowance for the entire $8,700. Thus, no tax assets have been recorded in the financial statements as of May 31, 1998.

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

Note 4.  Related Party Transactions.

     At August 31, 1996 the Company owed $2,000 in consulting fes and $225 in attorneys to officers who are shareholders of the Company. At August 31, 1997, the Company owed $818 in attorney's fees to officers who are shareholders of the Company. At May 31, 1998, the Company did not have a balance owed in attorney's fees to officers who are shareholders of the Company.