Form 10KSB
period 1998-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1999-06-02
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                           Commission File No: 0-21847

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     (Name of small business in its charter)

Colorado                                                     84-1356898
(State or other jurisdiction                                 (IRS Employer
of Incorporation)                                            Identification No.)


P.O. Box 890261
Temecula, California                                         92589
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (909)693-2285

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes ....  No ..X..

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ..X..

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,030,200 as of May 1, 1999 (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the
Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

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

     On December 17, 1997, control of the Company passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares of the Company, which is a total of approximately 61% of the Registrant. Mr. Delaney was also named the President, Secretary, and sole Director of the Company at that time, and the former Officer and Director resigned.

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

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     Following closing of any proposed stock sale, current management will have no further control over conduct of the Company's business. In the future, depending upon the nature of the transaction, the then current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity.

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

FORM OF ACQUISITION

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at P.O. Box 890261 Temecula, California 92589, which is the address of its sole Officer and Director. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order tocarry out its plan of operations described herein. The Company's telephone number is (909)693-2285

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1998.

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

     The Company will not be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Boulder Capital Opportunities II, Inc.
Boulder, CO


We have audited the accompanying balance sheets of Boulder Capital Opportunities II, Inc. (a development-stage company) as of August 31, 1998 and August 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period from August 8, 1996 (date of inception) through August 31, 1997 and the year ending August 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc. (a development-stage company) as of August 31, 1998 and August 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the period from August 8, 1996 (date of inception) through August 31, 1997 and the year ended August 31, 1998 in conformity with generally accepted accounting principles.

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


                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112
January 2, 1999

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                      August 31,      August 31,
                                                         1997            1998
                                                         ----            ----

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                 $    382        $   --
                                                       --------        --------
Total Current Assets                                        382            --
                                                       --------        --------

Organization costs, net of
 amortization                                            22,247          16,567
                                                       --------        --------

TOTAL ASSETS                                           $ 22,629        $ 16,567
                                                       ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                     $    970        $  1,168
                                                       --------        --------
         Total Current Liabilities                          970           1,168
                                                       --------        --------

TOTAL LIABILITIES                                           970           1,168
                                                       --------        --------

Stockholders' Equity:
  Preferred stock, no par value
   10,000,000 shares authorized,
   none issued and outstanding                             --              --
  Common stock, no par value
   100,000,000 shares authorized,
   1,030,200 issued and outstanding                      60,600          60,600
  Additional paid-in capital                               --             3,985
  Accumulated (Deficit)                                 (38,941)        (49,186)
                                                       --------        --------

TOTAL STOCKHOLDERS' EQUITY                               21,659          15,399
                                                       --------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                  $ 22,629        $ 16,567
                                                       ========        ========


The accompanying notes are an integral part of the financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                   For the period                 For the period
                                   August 8, 1996   For the Year  August 8, 1996
                                   (Inception) to      Ended      (Inception) to
                                      August 31,     August 31,     August 31,
                                         1997           1998           1998
                                     -----------    -----------    -----------



Revenue                              $     5,000    $      --      $     5,000
                                     -----------    -----------    -----------

Expenses:
 Amortization                              6,153          5,680         11,833
 Professional fees                        10,868          3,167         14,035
 Stock issued for services (Note 3)       20,200           --           20,200
 Other                                     6,796          1,398          8,194
                                     -----------    -----------    -----------
                                          44,017         10,245         54,262
                                     -----------    -----------    -----------

Net Operating(Loss)                  $   (39,017)   $   (10,245)   $   (49,262)
                                     -----------    -----------    -----------

Other Income
 Interest income                              76           --               76
                                     -----------    -----------    -----------

Net (Loss)                           $   (38,941)   $   (10,245)   $   (49,186)
                                     ===========    ===========    ===========

Per Share                            $      (.04)   $      (.01)   $      (.05)
                                     ===========    ===========    ===========

Weighted Average Shares
 Outstanding                           1,030,200      1,030,200      1,030,200
                                     ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.


                                    BOULDER CAPITAL OPPORTUNITIES II, INC.
                                    --------------------------------------
                                         (A Development Stage Company)

                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         For the Period from August 8, 1996
                                    (date of inception) through August 31, 1998


                                                                              Additional
                             Preferred   Stock      Common       Stock         paid-in     Accumulated
                             No./Shares  Amount   No./Shares     Amount        capital      (Deficit)       Total
                             ----------  ------   ----------     ------        -------      ---------       -----

Balance at August 8, 1996         --     $--           --       $    --       $    --       $    --        $    --


Common stock issued for
services, at inception,
at $.04 per share                 --      --        710,000        28,400          --            --           28,400


Common stock issued for
cash at $.0025 per share          --      --        100,000         4,000          --            --            4,000


Common stock issued for
cash at $.04 per share            --      --        100,000         4,000          --            --            4,000

Common stock subscribed
at $.04 per share                 --      --        100,000         4,000          --            --            4,000

Net loss-one month period
ended August 31, 1996             --      --           --            --            --          (6,448)        (6,448)
                                  --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1996        --      --      1,010,000        40,400          --          (6,448)        33,952

Common stock issued for
services at $1.00 per share       --      --         20,200        20,200          --            --           20,200

Net loss-year ended
August 31, 1997                   --      --           --            --            --         (32,493)       (32,493)
                                  --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1997        --      --      1,030,200        60,600          --         (38,941)        21,659

Additional paid-in capital                --           --            --            --           3,985          3,985

Net loss-year ended
August 31, 1998                   --      --           --            --            --         (10,245)       (10,245)
                                  --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1998        --     $--      1,030,200     $  60,600     $   3,985     $ (49,186)     $  15,399
                                  ==     ====     =========     =========     =========     =========      =========




The accompanying notes are an integral part of the financial statements.




                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                      For the period                For the period
                                      August 8, 1996  For the year  August 8, 1996
                                      (Inception) to      Ended     (Inception) to
                                        August 31,      August 31,     August 31,
                                           1997           1998            1998
                                           ----           ----            ----

Operating Activities:
 Net (Loss)                              $(38,941)      $(10,245)       $(49,186)
 Adjustment to reconcile net
 (loss) to net cash provided
 by operating activities:
  Amortization                              6,153          5,680          11,833
  Increase in accounts payable
   and accrued expenses                       970            198           1,168
  Stock issued for services                23,950           --            23,950
                                         --------       --------        --------

 Net Cash (Used in) Operating
  Activities                               (7,868)        (4,367)        (12,235)
                                         --------       --------        --------

Cash Flows from Investing
 Activities                                  --             --              --
                                         --------       --------        --------

Cash Flows from Financing Activities:
 Additional paid-in capital                  --            3,985           3,985
 Issuance of common stock                   8,250           --             8,250
                                         --------       --------        --------

Net Cash Provided by Financing
 Activities                                 8,250          3,985          12,235
                                         --------       --------        --------

Increase (decrease) in Cash                   382           (382)           --

Cash, Beginning of Period                    --              382            --
                                         --------       --------        --------

Cash, End of Period                      $    382       $   --          $   --
                                         ========       ========        ========

Interest Paid                            $   --         $   --          $   --
                                         ========       ========        ========

Income Taxes Paid                        $   --         $   --          $   --
                                         ========       ========        ========


Note: On August 8, 1996, professional services capitalized as organizational costs valued at $28,400 were exchanged for 710,000 shares of common stock.

The accompanying notes are an integral part of the financial statements.



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1998

(1)  Summary of Accounting Policies

     This summary of significant accounting policies of Boulder Capital Opportunities II, Inc. (Company) is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Description of Business

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

     (b)  Use of Estimates in the Preparation of Financial Statements

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

     (c)  Organization Costs

          Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty month period.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1998

(1)  Summary of Accounting Policies, Continued

     (d)  Income Taxes

          As of August 31, 1998, the Company had net operating losses available for carryover to future years of approximately $49,186, expiring in 2012. Because of the change in ownership described in Note 5, the utilization of these carryovers may be restricted. As of August 31, 1998, the Company has deferred tax assets of approximately $9,837 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these assets, the Company has provided a valuation allowance for the entire $9,837. Thus, no tax assets have been recorded in the financial statements as of August 31, 1998.

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company=s ability to continue as a going concern. Management is attempting to locate a business combination candidate.

     In view of these matters, continuing as a going concern is dependent upon the Company=s ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company=s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1998

(3)  Common Stock Issued

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

     During the period ended August 31, 1997 the Company issued 20,200 shares of its no par value common stock for services valued at $20,200.

(4)  Related Party Transactions

     At August 31, 1997, the Company owed $818 in attorney=s fees to a shareholder of the Company.

(5)  Change in Control

     Effective October 15, 1997, the shareholders of the Company entered into an agreement to sell shares of their restricted common stock to an outside party which resulted in a change in control of the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Boulder Capital Opportunities II, Inc.
Boulder, CO

We have audited the accompanying balance sheets of Boulder Capital Opportunities II, Inc. (a development-stage company) as of December 31, 1998 and August 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from August 8, 1996 (date of inception) through August 31, 1997, for the year ending August 31, 1998, and for the four months ending December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc. (a development-stage company) as of December 31, 1998 and August 31, 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the period from August 8, 1996 (date of inception) through August 31, 1997, for the year ended August 31, 1998 and for the four months ended December 31, 1998 in conformity with generally accepted accounting principles.

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


                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112
January 2, 1999

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     August 31,     December 31,
                                                        1998            1998
                                                      --------        --------

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                $   --          $   --
                                                      --------        --------
  Total Current Assets                                    --              --
                                                      --------        --------

Organization costs, net of
 amortization                                           16,567          14,674
                                                      --------        --------

TOTAL ASSETS                                          $ 16,567        $ 14,674
                                                      ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                    $  1,168        $    243
                                                      --------        --------
         Total Current Liabilities                       1,168             243
                                                      --------        --------

TOTAL LIABILITIES                                        1,168             243
                                                      --------        --------

Stockholders' Equity:
  Preferred stock, no par value
   10,000,000 shares authorized,
   none issued and outstanding                            --              --
  Common stock, no par value
   100,000,000 shares authorized,
   1,030,200 issued and outstanding                     60,600          60,600
  Additional paid-in capital                             3,985           5,564
  Accumulated (Deficit)                                (49,186)        (51,733)
                                                      --------        --------

TOTAL STOCKHOLDERS' EQUITY                              15,399          14,431
                                                      --------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $ 16,567        $ 14,674
                                                      ========        ========



The accompanying notes are an integral part of the financial statements.


                             BOULDER CAPITAL OPPORTUNITIES II, INC.
                             --------------------------------------
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS

                                    For the period                                For the period
                                    August 8, 1996   For the Year   For the Four  August 8, 1996
                                    (Inception) to      Ended       Months Ended  (Inception) to
                                      August 31,      August 31,    December 31,   December 31,
                                         1997            1998           1998          1998
                                      -----------    -----------    -----------    ----------



Revenue                               $     5,000    $      --      $      --      $    5,000
                                      -----------    -----------    -----------    ----------

Expenses
 Amortization                               6,153          5,680          1,893        13,726
 Professional fees                         10,868          3,167           --          14,035
 Stock issued for services (Note 3)        20,200           --             --          20,200
 Other                                      6,796          1,398            654         8,848
                                      -----------    -----------    -----------    ----------
                                           44,017         10,245          2,547        56,809
                                      -----------    -----------    -----------    ----------

Net Operating (Loss)                      (39,017)   $   (10,245)   $    (2,547)   $  (51,809)
                                      -----------    -----------    -----------    ----------

Other Income
 Interest income                               76           --             --              76
                                      -----------    -----------    -----------    ----------

Net (Loss)                            $   (38,941)   $   (10,245)   $    (2,547)   $  (51,733)
                                      ===========    ===========    ===========    ==========

Per Share                             $      (.04)   $      (.05)   $       nil    $     (.05)
                                      ===========    ===========    ===========    ==========

Weighted Average Shares
 Outstanding                            1,030,200      1,030,200      1,030,200     1,030,200
                                      ===========    ===========    ===========    ==========



The accompanying notes are an integral part of the financial statements.



                                       BOULDER CAPITAL OPPORTUNITIES II, INC.
                                       --------------------------------------
                                            (A Development Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          For the Period from August 8, 1996
                                    (date of inception) through December 31, 1998




                                                                              Additional
                               Preferred   Stock      Common       Stock        paid-in     Accumulated
                               No./Shares  Amount    No./Shares    Amount       capital      (Deficit)        Total
                               ----------  ------    ----------    ------       -------      ---------        -----

Balance at August 8, 1996           --     $--           --       $    --       $    --       $    --        $    --

Common stock issued for
services, at inception,
at $.04 per share                   --      --        710,000        28,400          --            --           28,400

Common stock issued for
cash at $.0025 per share            --      --        100,000         4,000          --            --            4,000

Common stock issued for
cash at $.04 per share              --      --        100,000         4,000          --            --            4,000

Common stock subscribed
at $.04 per share                   --      --        100,000         4,000          --            --            4,000

Net loss-one month period
ended August 31, 1996               --      --           --            --            --          (6,448)        (6,448)
                                    --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1996          --      --      1,010,000        40,400          --          (6,448)        33,952

Common stock issued for
services at $1.00 per share         --      --         20,200        20,200          --            --           20,200

Net loss-year ended
August 31, 1997                     --      --           --            --            --         (32,493)       (32,493)
                                    --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1997          --      --      1,030,200        60,600          --         (38,941)        21,659

Additional paid-in capital                  --           --            --            --           3,985          3,985

Net loss-year ended
August 31, 1998                     --      --           --            --            --         (10,245)       (10,245)
                                    --     ----     ---------     ---------     ---------     ---------      ---------

Balance at August 31, 1998          --      --      1,030,200        60,600         3,985       (49,186)        15,399

Additional paid-in capital          --      --           --            --           1,579          --            1,579

Net loss-four months ended
December 31, 1998                   --      --           --            --            --          (2,547)        (2,547)
                                    --     ----     ---------     ---------     ---------     ---------      ---------

Balance at December 31, 1998        --     $--      1,030,200     $  60,600     $   5,564     $ (51,733)     $  14,431
                                    ==     ====     =========     =========     =========     =========      =========




The accompanying notes are an integral part of the financial statements.




                            BOULDER CAPITAL OPPORTUNITIES II, INC.
                            --------------------------------------
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS


                                         For the period                              For the period
                                         August 8, 1996  For the Year  For the four  August 8, 1996
                                         (Inception) to     Ended      Months Ended  (Inception) to
                                           August 31,     August 31,   December 31,    December 31,
                                             1997           1998           1998            1998
                                            --------      --------       --------        --------

Operating Activities:
 Net (Loss)                                 $(38,941)     $(10,245)      $ (2,547)       $(51,733)
 Adjustment to reconcile net
 (loss) to net cash provided
 by operating activities:
  Amortization                                 6,153         5,680          1,893          13,726
  Increase (decrease) in accounts
   payable and accrued expenses                  970           198           (925)            243
  Stock issued for services                   23,950          --             --            23,950
                                            --------      --------       --------        --------

 Net Cash (Used in) Operating
  Activities                                  (7,868)       (4,367)        (1,579)        (13,814)
                                            --------      --------       --------        --------

Cash Flows from Investing
 Activities                                     --            --             --              --
                                            --------      --------       --------        --------

Cash Flows from Financing Activities:
 Additional paid-in capital                     --           3,985          1,579           5,564
 Issuance of common stock                      8,250          --             --             8,250
                                            --------      --------       --------        --------

Net Cash Provided by Financing
 Activities                                    8,250         3,985          1,579          13,814
                                            --------      --------       --------        --------

Increase (decrease) in Cash                      382          (382)          --              --

Cash, Beginning of Period                       --             382           --              --
                                            --------      --------       --------        --------

Cash, End of Period                         $    382      $   --         $   --          $   --
                                            ========      ========       ========        ========

Interest Paid                               $   --        $   --         $   --          $   --
                                            ========      ========       ========        ========

Income Taxes Paid                           $   --        $   --         $   --          $   --
                                            ========      ========       ========        ========


Note: On August 8, 1996, professional services capitalized as organizational costs valued at $28,400 were exchanged for 710,000 shares of common stock.

The accompanying notes are an integral part of the financial statements.


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(1)  Summary of Accounting Policies

     This summary of significant accounting policies of Boulder Capital Opportunities II, Inc. (Company) is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Description of Business

          The Company was organized on August 8, 1996, in the State of Colorado for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is in a development-stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company had selected August 31 as its year end, however has elected to change its year end to December 31 effective December 31, 1998.

     (b)  Use of Estimates in the Preparation of Financial Statements

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

     (c)  Organization Costs

          Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty month period.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(1)  Summary of Accounting Policies, Continued

     (d)  Income Taxes

          As of December 31, 1998, the Company had net operating losses available for carryover to future years of approximately $51,809, expiring in 2012. Because of the change in ownership described in Note 5, the utilization of these carryforwards may be restricted. As of
          December 31, 1998, the Company has deferred tax assets of approximately $10,362 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these assets, the Company ahs provided a valuation allowance for the entire $10,362. Thus, no tax assets have been recorded in the financial statements as of December 31, 1998.

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company=s ability to continue as a going concern. Management is attempting to locate a business combination candidate.

     In view of these matters, continuing as a going concern is dependent upon the Company=s ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company=s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(3)  Common Stock Issued

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

     During the period ended August 31, 1997 the Company issued 20,200 shares of its no par value common stock for services valued at $20,200.

(4)  Related Party Transactions

     Two shareholders of the Company paid expenses on behalf of the Company in the amounts of $3,985 and $1,579 during the year ended August 31, 1998 and the four months ended December 31, 1998, respectively, which have been accounted for as additional paid-in capital.

(5)  Change in Control

     Effective December 17, 1997, the shareholders of the Company entered into an agreement to sell 980,200 shares of their restrictive common stock to various outside parties which resulted in a change in control of the Company.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age              Positions Held and Tenure
----                        ---              -------------------------

Michael J. Delaney          40               Presiden, Secretary and Director

     The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

     Michael Delaney, President and Director. In January, 1998, he became President, Secretary, and sole Director of the Company. Since 1980, Mr. Delaney has also been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales, and marketing. Mr. Delaney has served as a Director of Maui Capital Corporation from 1988 to 1995 and of Parkway Capital Corporation from 1988 to 1994.

Compliance With Section 16(a) of the Exchange Act.

     To the best knowledge and belief of the Company, the Company's initial director, officer and beneficial owner of more than 10% of the Company's securities filed the Initial Statement of Beneficial Ownership of Securities on Form 3, following the initial registration of the Company's securities under
Section 12(g) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company's sole director received no remuneration from the Company during the fiscal year. Until the Company acquires additional capital, the Company's sole officer and director will receive compensation from the Company for reimbursement only of out-of-pocket expenses, including review of any prospective merger or acquisition candidate, incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

Name and                      Number of Shares             Percent of
Address                      Owned Beneficially            Class Owned
-------                      ------------------            -----------

Michael J. Delaney                  627,965                    61%
P.O. Box 890261
Temecula, California 92589

All directors and
executive officers
(1 person)                          627,965                    61%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change of Control

     On December 17, 1997, control of the Company passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares of the Company, which is a total of approximately 61% of the Registrant. Mr. Delaney was also named the President, Secretary, and sole Director of the Company at that time, and the former Officer and Director resigned.

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

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current principal stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

     The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.    Document
-----------    --------

3.1            Articles of Incorporation
3.2            Bylaws
4.1            Specimen Certificate
27             Financial Data Schedule


     The Company filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 1998.



Signatures

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
   -----------------------
   Michael J. Delaney
   Director, Principal Executive Officer,
   Principal Financial Officer, Principal
   Accounting Officer


Date: May 18, 1999

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-KSB


 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for this fiscal year ended December 31, 1998.

                                ----------------


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                 (Name of Small Business Issuer in its charter)


                                  EXHIBIT INDEX


                   Exhibit No.                  Document
                   -----------                  --------

                   3.1 *                        Articles of Incorporation
                   3.2 *                        Bylaws
                   4.1 *                        Specimen Certificate


                   *    Previously filed.