Form 10KSB
period 1998-08-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1999-07-19
CIK 1026215

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 1998.

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


Date: July 16, 1999

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-KSB


 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for this fiscal year ended August 31, 1998.

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