Form 10QSB
period 1999-06-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1999-08-11
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                         Commission file number 0-21847

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                      84-1356598
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                       P.O. Box 890261, Temecula, CA 92589
                       -----------------------------------
                    (Address of principal executive offices)

                                 (909) 693-2285
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

As of June 30, 1999, 1,030,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes_____ No X

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Boulder Capital Opportunities, II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998, included in the Company's Form 10-KSB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     (a) Plan of Operation. Boulder Capital Opportunities, II, Inc. (the "Company") was organized under the laws of the State of Colorado on August 8, 1996 to engage in any lawful business. The Company is in the development stage and its intent is to operate as a capital market access corporation. The Company's business plan is to seek a business combination. Management has not identified any particular business or industry within which the company will seek acquisitions or mergers. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations. The Company has had no significant business activity to date. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

     The Company has generated minimal revenues from its operations and has been a development stage company since inception. Since the Company has generated minimal revenues since inception and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

     (b) Liquidity and Capital Resources. At June 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                     ---------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                  June 30, 1999
                                  BALANCE SHEET
                                   (Unaudited)

                             Assets
Current assets:
  Cash                                                                 $      0
                                                                       --------
    Total current assets                                               $      0

Organization costs, net of amortization                                  13,254

                                                                       $ 13,254
                                                                       ========

              Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable, trade                                              $  3,509
                                                                       --------
    Total current liabilities                                          $  3,509

Stockholder's equity:
  Preferred stock; 10,000,000 shares authorized; no par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, no par
  value; 1,030,200 shares issued and outstanding                         60,600

  Additional paid-in capital                                              5,564

  Deficit accumulated during development stage                          (56,419)
                                                                       --------
    Total shareholders' deficit                                           9,745
                                                                       --------
                                                                       $ 13,254
                                                                       ========


              See accompanying notes to these financial statements



                                 BOULDER CAPITAL OPPORTUNITIES, II, INC.
                                 ---------------------------------------
                                      (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS
                                                  (UNAUDITED

                                                                                                   Inception
                                                                                                  (August 8,
                                         Three Months  Ended             Six Months Ended            1996)
                                               June 30                        June 30               Through
                                         1999           1998            1999          1998       June 30, 1999
                                         ----           ----            ----          ----       -------------
Revenues                              $         0    $         0    $         0    $         0    $     5,000
                                      -----------    -----------    -----------    -----------    -----------

Costs and expenses:
  General and administrative                    0             76          3,266          1,217         46,349
  Amortization                              1,420          1,420          2,840          2,840         16,566
                                                                                                  -----------
                                           (1,420)        (1,496)        (6,106)        (4,057)       (62,915)

Net operating income (loss)                (1,420)        (1,496)        (6,106)        (4,057)       (57,915)

Other income and (expense)
Interest income                                 0              0              0              0             76
                                                                                                  -----------
  Total other income (expense)                  0              0              0              0             76

Net loss before extraordinary item         (1,420)        (1,496)        (6,106)        (4,057)       (57,839)

Net income (loss)                     ($    1,420)   ($    1,496)   ($    6,106)   ($    4,057)   ($   57,839)
                                      ===========    ===========    ===========    ===========    ===========

Net (Loss) per share                  ($     0.00)   ($     0.00)   ($     0.01)   ($     0.00)   ($     0.06)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average shares outstanding     1,030,200      1,030,200      1,030,200      1,030,200      1,030,200
                                      ===========    ===========    ===========    ===========    ===========





                             See accompanying notes to these financial statements

                                                      5

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Inception
                                                                      (August 8,
                                                  Six Months Ending      1996)
                                                      June 30           Through
                                                  1999        1998   June 30, 1999
                                                  ----        ----   -------------
Cash flows from operating activities:
  Net income (loss)                             ($ 6,106)   ($ 4,057)   ($57,839)
    Adjustments to reconcile net income to
    net cash provided by operating activities

Stock issued for services                                                 23,950
  Amortization                                     2,840       2,840      16,566
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                             3,266       1,217       3,509
                                                --------    --------    --------
       Total adjustments                           6,106       4,057      44,025
Net cash (used in) operating activities                0           0     (13,814)



Cash flows from investing activities:                  0           0           0

Cash flows from financing activities:
  Proceeds from sale of common stock                                       8,250
  Capital contributions                                                    5,564
                                                                        --------
Net cash (used in) investing activities                0           0      13,814

Increase (decrease) in cash                            0           0           0

Cash and cash equivalents, beginning of
the period                                             0           0           0
                                                                        --------

Cash and cash equivalents, end of the period    $      0    $      0    $      0
                                                ========    ========    ========



              See accompanying notes to these financial statements

                                        6

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations for the three month period and six month periods ended June 30, 1999 and 1998 and the statement of cash flows for the six months ended June 30, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to June 30, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     None

Item 2. Changes in Securities.
------------------------------

     None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: August 11, 1999                    /s/ Michael Delaney
---------------------                    -------------------
                                         Michael Delaney, President