Form 10QSB
period 1999-09-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 1999-11-15
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

As of September 30, 1999, 1,030,200 shares of common stock were outstanding.

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

     (b) Liquidity and Capital Resources. At September 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                     ---------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                               September 30, 1999
                                  BALANCE SHEET
                                   (Unaudited)

                                     Assets
Current assets:
Cash                                                                   $      0
                                                                       --------
    Total current assets                                               $      0

Organization costs, net of amortization                                  10,414
                                                                       --------
                                                                       $ 10,414
                                                                       ========

                      Liabilities and Stockholders' Equity


Current liabilities:
Due to shareholder                                                     $  4,791
                                                                       --------
    Total current liabilities                                          $  4,791

Stockholder's equity:
  Preferred stock; 10,000,000 shares authorized; no par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, no par
  value; 1,030,200 shares issued and outstanding                         60,600

  Additional paid-in capital                                              5,564

  Deficit accumulated during development stage                          (60,541)
                                                                       --------
    Total stockholders' equity                                            5,623
                                                                       --------
                                                                       $ 10,414
                                                                       ========


              See accompanying notes to these financial statements



                                 BOULDER CAPITAL OPPORTUNITIES, II, INC.
                                 ---------------------------------------
                                      (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                                                  Inception
                                                                                                  (August 8,
                                                                                                     1996)
                                           Three Months Ended            Nine Months Ended          Through
                                              September 30                 September 30          September 30,
                                          1999           1998           1999           1998           1999
                                      -----------    -----------    -----------    -----------    -----------

Revenues                              $         0    $         0    $         0    $         0    $     5,000
                                      -----------    -----------    -----------    -----------    -----------

Costs and expenses:
  General and administrative                1,282          4,197          4,548          8,470         47,631
  Amortization                              1,420          1,420          4,260          4,260         17,986
                                      -----------    -----------    -----------    -----------    -----------
                                           (2,702)        (5,617)        (8,808)       (12,730)       (65,617)
                                      -----------    -----------    -----------    -----------    -----------

Net operating income (loss)                (2,702)        (5,617)        (8,808)       (12,730)       (60,617)

Other income and (expense)
Interest income                                 0              0              0              0             76
                                      -----------    -----------    -----------    -----------    -----------
  Total other income (expense)                  0              0              0              0             76
                                      -----------    -----------    -----------    -----------    -----------

Net income (loss)                     ($    2,702)   ($    5,617)   ($    8,808)   ($   12,730)   ($   60,541)
                                      ===========    ===========    ===========    ===========    ===========

Net (Loss) per share                  ($     0.00)   ($     0.01)   ($     0.01)   ($     0.01)   ($     0.06)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average shares outstanding     1,030,200      1,030,200      1,030,200      1,030,200      1,030,200
                                      ===========    ===========    ===========    ===========    ===========




                            See accompanying notes to these financial statements

                                                     5

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Inception
                                                                     (August 8,
                                                                       1996)
                                               Nine Months Ending     Through
                                                 September  30,     September 30
                                                1999        1998        1999
                                              --------    --------    --------

Cash flows from operating activities:
  Net income (loss)                           ($ 8,808)   ($12,730)   ($60,541)
    Adjustments to reconcile net income to
    net cash provided by operating activities

 Stock issued for services                                              23,950
  Amortization                                   4,260       4,260      17,986
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                           4,548       8,470       6,791
                                              --------    --------    --------
       Total adjustments                         8,808      12,730      46,727
                                              --------    --------    --------
Net cash (used in) operating activities              0           0     (13,814)



Cash flows from investing activities:                0           0           0

Cash flows from financing activities:
  Proceeds from sale of common stock                                     8,250
  Capital contributions                                                  5,564
                                              --------    --------    --------
Net cash (used in) investing activities              0           0      13,814
                                              --------    --------    --------

Increase (decrease) in cash                          0           0           0

Cash and cash equivalents, beginning of
the period                                           0           0           0
                                              --------    --------    --------

Cash and cash equivalents, end of the period  $      0    $      0    $      0
                                              ========    ========    ========


              See accompanying notes to these financial statements

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation
In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of operations for the three month period and nine month periods ended September 30, 1999 and 1998 and the statement of cash flows for the nine months ended September 30, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to September 30, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

     (a)  Exhibits
          --------

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: November 10, 1999                  /s/ Michael Delaney
-----------------------                  -------------------
                                         Michael Delaney, President