Form 10KSB40
period 1999-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2000-03-28
CIK 1026215

FORM 10-KSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                           Commission File No: 0-21847

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                     (Name of small business in its charter)

          Colorado                                        84-1356898
          --------                                        ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of Incorporation)

                                 P.O. Box 890261
                           Temecula, California 92589
                           --------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (909) 693-2285

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ___ No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State issuer's revenue for its most recent fiscal year:$-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,030,200 as of March 27, 2000.

Transitional Small Business Disclosure Format:
Yes ___ No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     The Company was incorporated under the laws of the State of Colorado on August 8, 1996, and as of the date of this report on Form 10-KSB remains in the development stage. To date the Company's principal activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     On December 17, 1997, control of the Company passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares of the Company, which is a total of approximately 61% of the Registrant. Mr. Delaney was also named the President, Secretary, and sole Director of the Company at that time, and the former Officer and Director resigned. Currently, Mr. Delaney holds 253,965 shares (approximately 25%) of the Registrant.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at P.O. Box 890261 Temecula, California 92589, which is the address of its sole Officer and Director. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (909) 693-2285

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public trading market for the Company's securities.

     The securities are held of record by a total of approximately 48 persons.

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


Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $12,000 from the sale of stock in 1996 and contributions of capital in the amount of $5,474 in 1998. Consequently, the Company's balance sheet as of December 31, 1999, reflects current assets of $0 and total assets of $8,994 (organization expenses) with current liabilities of $11,856.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from August 8, 1996 (inception) through December 31, 1999 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. Since inception, the Company has received $5,000 in revenues.

     For the current fiscal year, the Company incurred a loss in the amount of $17, 293. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


Need for Additional Financing

     The Company believes that its existing capital will be insufficient to meet the Company's cash needs for the next 12 months or to complete a business transaction. The sole executive officer and director of the Company and certain shareholders have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans. There has been no specific agreement upon a dollar cap of any such loans. Further, the Company's sole executive officer and director and shareholders recognize that the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate and has agreed that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction. If the prospective merger or acquisition candidate has insufficient capital with which to repay any such loans or advances, or does not want to use its capital to repay any such loans or advances, the Company's sole executive officer and director and certain shareholders may be required to convert such loans or advances into stock. The Company's sole executive officer and director and certain shareholders may under such circumstances agree to convert any such advances or loans into stock in whole or in part rather than being repaid by the acquisition candidate. Further, the Company's sole executive officer and director together with certain shareholders may desire to convert such advances or loans into stock, even if the prospective merger or acquisition candidate is willing to repay such loans or advances, in which case the equity ownership of other shareholders would be diluted. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company, and related notes thereto, as of December 31, 1999, and for the years ended December 31, 1999 and 1998, accompanied by the independent auditors' report, are included herewith at pages F-1 to F-9.



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND; FINANCIAL DISCLOSURE

The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

       Name                   Age          Positions Held and Tenure
       ----                   ---          -------------------------

Michael J. Delaney            41           President, Secretary and Director

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

Name and                             Number of Shares         Percent of
Address                             Owned Beneficially        Class Owned
-------                             ------------------        -----------

Michael J. Delaney                       253,965                  25%
P.O. Box 890261
Temecula, California 92589

All directors and
executive officers
(1 person)                               253,965                  25%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change of Control

     On December 17, 1997, control of the Company passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares of the Company, which is a total of approximately 61% of the Registrant .Mr. Delaney was also named the President, Secretary, and sole Director of the Company at that time, and the former Officer and Director resigned. In 1999 Mr. Delaney sold 374,000 shares to 11 individuals in a private transaction reducing his interest to approximately 25% of the Registrant.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

     The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.   Document
-----------   --------

    27        Financial Data Schedule


     The Company filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     Report of Independent Certified Public Accountants                F-2

     Financial Statements:

             Balance Sheet                                             F-3

             Statements of Operations                                  F-4

             Statement of Changes in  Stockholders'
              (Deficit)                                                F-5

             Statements of Cash Flows                                  F-6

             Notes to Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Boulder Capital Opportunities II, Inc.
Temecula, CA

We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc. (a development-stage company) as of December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the period from August 8, 1996 (date of inception) through December 31, 1999, for the year ended August 31, 1998, for the four months ended December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc. (a development-stage company) as of December 31, 1999, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the period from August 8, 1996 (date of inception) through December 31, 1999, for the year ended August 31, 1998, for the four months ended December 31, 1998 and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Schumacher & Associates, Inc.
                                           ---------------------------------
                                           Schumacher & Associates, Inc.
                                           Certified Public Accountants
                                           2525 Fifteenth Street, Suite 3H
                                           Denver, CO 80211

March 10, 2000

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1999

                                     ASSETS
                                     ------


Current Assets:
 Cash                                                                  $   --
                                                                       --------
      Total Current Assets                                                 --

Organization costs, net of amortization                                   8,994
                                                                       --------

TOTAL ASSETS                                                           $  8,994
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current Liabilities:
  Accounts payable                                                     $ 11,856
                                                                       --------
      Total Current Liabilities                                          11,856
                                                                       --------

TOTAL LIABILITIES                                                        11,856
                                                                       --------

Stockholders' (Deficit):
  Preferred stock, no par value
   10,000,000 shares authorized,
   none issued and outstanding                                             --
  Common stock, no par value
   100,000,000 shares authorized,
   1,030,200 issued and outstanding                                      60,600
  Additional Paid In Capital                                              5,564
  Accumulated (Deficit)                                                 (69,026)
                                                                       --------

TOTAL STOCKHOLDERS' (DEFICIT)                                            (2,862)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $  8,994
                                                                       ========


The accompanying notes are an integral part of the financial statements.


                       BOULDER CAPITAL OPPORTUNITIES II, INC.
                       --------------------------------------
                            (A Development Stage Company)

                              STATEMENTS OF OPERATIONS


                                                                        For the period
                               For the     For the Four      For the    August 8, 1996
                             Year Ended    Months Ended    Year Ended   (Inception) to
                              August 31,    December 31,   December 31,   December 31,
                                 1998           1998           1999           1999
                             -----------    -----------    -----------    -----------

Revenue                      $      --      $      --      $      --      $     5,000
                             -----------    -----------    -----------    -----------

Expenses:
 Amortization                      5,680          1,893          5,680         19,406
 Legal and accounting              3,167           --            8,700         22,735
 Stock issued for services
 (Note 3)                           --             --             --           20,200
 Other                             1,398            654          2,913         11,761
                             -----------    -----------    -----------    -----------
Total Expenses                    10,245          2,547         17,293         74,102
                             -----------    -----------    -----------    -----------

Net Operating (Loss)             (10,245)        (2,547)       (17,293)       (69,102)

Other Income
 Interest income                    --             --             --               76
                             -----------    -----------    -----------    -----------

Net (Loss)                   $   (10,245)   $    (2,547)   $   (17,293)   $   (69,026)
                             ===========    ===========    ===========    ===========

Per Share                    $      (.01)   $       nil    $      (.02)   $      (.07)
                             ===========    ===========    ===========    ===========

Weighted Average
 Shares Outstanding            1,030,200      1,030,200      1,030,200      1,030,200
                             ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                                      F-4

                                  BOULDER CAPITAL OPPORTUNITIES II, INC.
                                       (A Development Stage Company)

                              STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                          For the Period from August 8, 1996 (date of inception)
                                    through December 31, 1999 (Unaudited)


                                                                           Additional
                              Preferred   Stock      Common     Stock       Paid-in     Accumulated
                              No./Shares  Amount   No./Shares   Amount      Capital      (Deficit)     Total
                              ----------  ------   ----------  --------     --------    -----------    ------

Balance at August 8, 1996        --        $--          --     $    --      $    --      $    --      $    --

Common stock issued for
services, at inception,
at $.04 per share                --         --       710,000      28,400         --           --         28,400

Common stock issued for
cash at $.04 per share           --         --       100,000       4,000         --           --          4,000

Common stock issued for
cash at $.04 per share           --         --       100,000       4,000         --           --          4,000

Common stock subscribed
at $.04 per share                --         --       100,000       4,000         --           --          4,000

Net loss for the one month
period ended August 31, 1996     --         --                                   --         (6,448)      (6,448)
                               ----        -----   ---------   ---------    ---------    ---------    ---------

Balance at August 31, 1996       --         --     1,010,000      40,400         --         (6,448)      33,952

Common stock issued for
services at $1.00 per share      --         --        20,200      20,200         --           --         20,200

Net loss for the year ended
August 31, 1997                  --         --          --          --           --        (32,493)     (32,493)
                               ----        -----   ---------   ---------    ---------    ---------    ---------

Balance at August 31, 1997       --         --     1,030,200      60,600         --        (38,941)      21,659

Additional paid-in capital       --         --          --          --          3,985         --          3,985

Net loss for the year ended
August 31, 1998                  --         --          --          --           --        (10,245)     (10,245)
                               ----        -----   ---------   ---------    ---------    ---------    ---------

Balance at August 31, 1998       --         --     1,030,200      60,600        3,985      (49,186)      15,399

Additional paid-in capital       --         --          --          --          1,579         --          1,579

Net loss for the four months
ended December 31, 1998          --         --          --          --           --         (2,547)      (2,547)
                               ----        -----   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1998     --         --     1,030,200      60,600        5,564      (51,733)      14,431

Net loss for the year ended
December 31, 1999                --         --          --          --           --        (17,293)     (17,293)
                               ----        -----   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1999     --        $--     1,030,200   $  60,600    $   5,564    $ (69,026)   $  (2,862)
                               ====        =====   =========   =========    =========    =========    =========


The accompanying notes are an integral part of the financial statements.



                                 BOULDER CAPITAL OPPORTUNITIES II, INC.
                                 --------------------------------------
                                      (A Development Stage Company)

                                        STATEMENTS OF CASH FLOWS



                                   For the period                                              For the period
                                   August 8, 1996          For the           For the Four      August 8, 1996
                                   (Inception) to         Year Ended         Months Ended      (Inception) to
                                      August 31,          August 31,         December 31,        December 31,
                                        1997                1998                1998                1998
                                        ----                ----                ----                ----
Operating Activities:
 Net (Loss)                           $(10,245)           $ (2,547)           $(17,293)           $(69,026)
  Adjustments to reconcile net
  (loss)to net cash provided
  by operating activities:
   Amortization                          5,680               1,893               5,680              19,406
   Increase (decrease) in accounts
    payable and accrued expenses           198                (925)             11,613              11,856
     Stock issued for services            --                  --                  --                23,950
                                      --------            --------            --------            --------

 Net Cash (Used in) Operating
  Activities                            (4,367)             (1,579)               --               (13,814)
                                      --------            --------            --------            --------

Cash Flows from Investing
 Activities                               --                  --                  --                  --
                                      --------            --------            --------            --------

Cash Flows from Financing
 Activities:
  Additional paid-in capital             3,985               1,579                --                 5,564
  Issuance of common stock                --                  --                  --                 8,250
                                      --------            --------            --------            --------

Net Cash Provided by
 Financing Activities                    3,985               1,579                --                13,814
                                      --------            --------            --------            --------

(Decrease) in Cash                        (382)               --                  --                  --

Cash, Beginning of Period                  382                --                  --                  --
                                      --------            --------            --------            --------

Cash, End of Period                   $   --              $   --              $   --              $   --
                                      ========            ========            ========            --------

Interest Paid                         $   --              $   --              $   --              $   --
                                      ========            ========            ========            ========

Income Taxes Paid                     $   --              $   --              $   --              $   --
                                      ========            ========            ========            ========


Note: On August 8, 1996, professional services capitalized as organizational costs valued at $28,400 were exchanged for 710,000 shares of common stock.


The accompanying notes are an integral part of the financial statements.

                                                  F-6

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


(1)  Summary of Accounting Policies
     ------------------------------

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

     (a)  Description of Business
          -----------------------

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

     (b)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

     (c)  Organization Costs
          ------------------

          Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty month period.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------

     (d)  Income Taxes
          ------------

          As of December 31, 1999, the Company had net operating losses available for carryover to future years of approximately $69,000 expiring in 2019. Because of the change in ownership described in Note 5, the utilization of these carryforwards may be restricted. As of December 31, 1999, the Company has deferred tax assets of approximately $13,800 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these assets, the Company has provided a valuation allowance for the entire $13,800. Thus, no tax assets have been recorded in the financial statements as of December 31, 1999.

     (e)  Basis of Presentation - Going Concern
          -------------------------------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

          In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

(2)  Common Stock Issued
     -------------------

     On August 8, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for organizational services valued at their fair market value of $28,400.

     On August 8, 1996 the Company issued 100,000 shares of its no par value common stock to its President at $0.0025 per share ofr cash of $250 and $0.0375 per share in exchange for officer compensation of $3,750, $4,000 in total.

     On August 31, 1996, the Company issued 100,000 shares of its no par value common stock to various investors for $4,000; 100,000 additional shares remained subscribed for at August 31, 1996. These were collected in September, 1996.

     During the period ended August 31, 1997, the Company issued 20,200 shares of its no par value common stock for services valued at $20,200.

(3)  Related Party Transaction
     -------------------------

     Two shareholders of the Company paid expenses on behalf of the Company in the amounts of $3,985 and $1,579 during the year ended August 31, 1998 and the four months ended December 31, 1998, respectively, which have been accounted for as additional paid-in capital. During the year ended December 31, 1999, an additional $9,791 in expenses was paid on behalf of the Company by shareholders. This amount is included in accounts payable at December 31, 1999.

Signatures

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
--------------------------
Michael J. Delaney
Director, Principal Executive Officer,
Principal Financial Officer, Principal
Accounting Officer


Date: March  27, 2000

                                  EXHIBIT INDEX


EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically