Form 10QSB
period 2000-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2000-05-15
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

As of March 31, 2000, 1,030,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ___  No X

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Boulder Capital Opportunities, II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999, included in the Company's Form 10-KSB.

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

     (b) Liquidity and Capital Resources. At March 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

Financial Statements
--------------------

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                     ---------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 March 31, 2000
                                  BALANCE SHEET
                                   (Unaudited)

                         Assets
Current assets:
Cash                                                                   $      0
                                                                       --------
    Total current assets                                               $      0

Organization costs, net of amortization                                   7,574
                                                                       --------
                                                                       $  7,574
                                                                       ========

          Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                       $  3,904
Accounts payable, shareholder                                            10,518
                                                                       --------
    Total current liabilities                                          $ 14,422

Stockholder's equity:
  Preferred stock; 10,000,000 shares authorized; no par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, no par
  value; 1,030,200 shares issued and outstanding                         60,600

  Additional paid-in capital                                              5,564

  Deficit accumulated during development stage                          (73,012)
                                                                       --------
    Total stockholders' equity                                           (6,848)
                                                                       --------
                                                                       $  7,574
                                                                       ========


              See accompanying notes to these financial statements

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                     ---------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED

                                                                     Inception
                                                                     (August 8,
                                                                       1996)
                                          Three Months Ended          Through
                                                March 31,             March 31
                                          2000           1999           2000
                                      -----------------------------------------

Revenues                              $         0    $         0    $     5,000
                                      -----------------------------------------

Costs and expenses:
  General and administrative                2,566          3,266         57,262
  Amortization                              1,420          1,420         20,826
                                      -----------------------------------------
                                           (3,986)        (4,686)       (78,088)
                                      -----------------------------------------

Net operating income (loss)                (3,986)        (4,686)       (73,088)

Other income and (expense)
Interest income                                 0              0             76
                                      -----------------------------------------
  Total other income (expense)                  0              0             76
                                      -----------------------------------------

Net income (loss)                     ($    3,986)   ($    4,686)   ($   73,012)
                                      =========================================

Net (Loss) per share                  ($     0.00)   ($     0.00)   ($     0.07)
                                      =========================================

Weighted average shares outstanding     1,030,200      1,030,200      1,030,200
                                      =========================================




              See accompanying notes to these financial statements

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Inception
                                                                      (August 8,
                                                                         1996)
                                               Three Months Ending     Through
                                                    March 31,          March 31,
                                                 2000       1999         2000
                                              ---------------------------------

Cash flows from operating activities:
  Net income (loss)                           ($ 3,986)   ($ 4,686)   ($73,012)
    Adjustments to reconcile net income to
    net cash provided by operating activities

Stock issued for services                                               23,950
  Amortization                                   1,420       1,420      20,826
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                           2,566       3,266      14,422
                                             ---------------------------------
       Total adjustments                         3,986       4,686      59,198
                                             ---------------------------------
Net cash (used in) operating activities              0           0     (13,814)



Cash flows from investing activities:                0           0           0

Cash flows from financing activities:
  Proceeds from sale of common stock                                     8,250
  Capital contributions                                                  5,564
                                             ---------------------------------
Net cash (used in) investing activities              0           0      13,814
                                             ---------------------------------

Increase (decrease) in cash                          0           0           0

Cash and cash equivalents, beginning of
the period                                           0           0           0
                                             ---------------------------------

Cash and cash equivalents, end of the
period                                        $      0    $      0    $      0
                                             =================================


              See accompanying notes to these financial statements

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of operations for the three month period ended March 31, 2000 and 1999 and the statement of cash flows for the three month period ended March 31, 2000 and 1999 and the statements of operations and cash flows cumulative since inception to March 31, 2000. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed with the U.S. Securities and Exchange Commission.

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: May 15, 2000                       /s/ Michael Delaney
------------------                       -------------------
                                         Michael Delaney, President