Form 10QSB
period 2000-09-01
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2000-11-20
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  September 30, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to ______________  ________________

                         Commission file number 0-21847

                    BOULDER CAPITAL OPPORTUNITIES, II, INC.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                                84-1356598
-----------------------------------------   ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                       P.O. Box 890261, Temecula, CA 92589
                      ------------------------------------
                    (Address of principal executive offices)

                                 (909) 693-2285
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_

As of September 30, 2000, 1,030,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No _X_

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.

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

(b) Liquidity and Capital Resources. At September 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.



                              Financial Statements

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               September 30, 2000
                                  BALANCE SHEET
                                   (Unaudited)


                             Assets
Current assets:
Cash                                                               $
                                                                                 -
                                                                  ----------------
    Total current assets                                                                     $    -

Organization costs, net of amortization                                                       4,734
                                                                                  ------------------
                                                                                           $  4,734
                                                                                  ==================

              Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                         $  3,122
Accounts payable, shareholder                                              10,828
                                                                  ----------------
    Total current liabilities                                                             $  13,950

Stockholder's equity:
  Preferred stock; 10,000,000 shares authorized; no par value; none issued or outstanding

  Common stock, 10,000,000 shares authorized, no par
  value; 1,030,200 shares issued and outstanding                           60,600

  Additional paid-in capital                                                5,564

  Deficit accumulated during development stage                           (75,380)
                                                                  ----------------
    Total stockholders' equity                                                              (9,216)
                                                                                  ------------------
                                                                                  ------------------
                                                                                           $  4,734
                                                                                  ==================


                                            See accompanying notes to these financial statements







                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED

                                                                                                          Inception
                                                                                                        (August 8,
                                                                                                              1996)
                                        Three Months Ended                 Nine Months Ended               Through
                                           September 30                      September 30                 Seotember
                                           2000           1999             2000             1999            2000
                                      ----------------------------------------------------------------------------------
Revenues                                     $     -         $     -          $      -          $   -       $     5,000
                                      ----------------------------------------------------------------------------------

Costs and expenses:
  General and administrative                     718           1,282             2,094          4,548            56,790
  Amortization                                 1,420           1,420             4,260          4,260            23,666
                                      ----------------------------------------------------------------------------------
                                               2,138           2,702             6,354          8,808            80,456
                                      ----------------------------------------------------------------------------------

Net operating income (loss)                  (2,138)         (2,702)           (6,354)        (8,808)          (75,456)

Other income and (expense)
Interest income                                    0               0                 0              0                76
                                      ----------------------------------------------------------------------------------
  Total other income (expense)                     0               0                 0              0                76
                                      ----------------------------------------------------------------------------------

Net income (loss)                        $   (2,138)     $   (2,702)      $    (6,354)      $ (8,808)      $   (75,380)
                                      ==================================================================================

Net (Loss) per share                      $   (0.00)      $   (0.00)      $     (0.01)       $ (0.01)      $     (0.07)
                                      ==================================================================================

Weighted average shares outstanding        1,030,200       1,030,200         1,030,200      1,030,200         1,030,200
                                      ==================================================================================


                                            See accompanying notes to these financial statements







                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Inception
                                                                                        (August 8,
                                                                                          1996)
                                                       Nine Months  Ending               Through
                                                         September 30                  September 30
                                                       2000             1999               2000
                                                --------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                   $    (6,354)     $   (8,808)        $    (75,380)
    Adjustments to reconcile net income to
    net cash provided by operating activities

 Stock issued for services                                                                       23,950
  Amortization                                               4,260           4,260               23,666
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                                       2,094           4,548               13,950
                                                --------------------------------------------------------
       Total adjustments                                     6,354           8,808               61,566
                                                --------------------------------------------------------
Net cash (used in) operating activities                          0               0             (13,814)



Cash flows from investing activities:                            0               0                    0

Cash flows from financing activities:
  Proceeds from sale of common stock                                                              8,250
  Capital contributions                                                                           5,564
                                                --------------------------------------------------------
Net cash (used in) investing activities                          0               0               13,814
                                                --------------------------------------------------------

Increase (decrease) in cash                                      0               0                    0

Cash and cash equivalents, beginning of
the period                                                       0               0                    0
                                                --------------------------------------------------------

Cash and cash equivalents, end of the period              $      -         $     -            $       -
                                                ========================================================



              See accompanying notes to these financial statements

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at September 30, 2000 and the results of operations for the three month period and nine month periods ended September 30, 2000 and 1999 and the statement of cash flows for the nine months ended September 30, 2000 and 1999 and the statements of operations and cash flows cumulative since inception to September 30, 2000. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed with the U.S. Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

         (Not applicable)

Item 5. Other Information.

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: November 20, 2000
                                         ---------------------------------------
                                         Michael Delaney, President