Form 10KSB
period 2000-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           Commission File No: 0-21847


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                     (Name of small business in its charter)


           Colorado                                         84-1356898
  ---------------------------                             --------------
 (State or other jurisdiction                             (IRS Employer
      of Incorporation)                                  Identification No.)


                             P.O. Box 890261
                           Temecula, California          92589
               --------------------------------------   --------
              (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (909)693-2285

        Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,230,200 as of October 1, 2004.

References in this document to "us," "we," "our," or "the Company" refer to Boulder Capital Opportunities II, Inc. its predecessors and its subsidiaries.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     We were incorporated under the laws of the State of Colorado on August 8, 1996. As of the date of this report on Form 10-KSB, we are still in the development stage. To date our only activities have been organizational ones, directed at developing our business plan and raising our initial capital. While we have no current operations, we are in the oil and gas business. We have no full-time employees and own no real estate.

     On December 17, 1997, control of us passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares, which is a total of approximately 61% of our shares. Mr. Delaney was also named our President, Secretary, and sole Director at that time, and the former Officer and Director resigned.

PROPOSED OPERATIONS

     Our business plan is to develop oil and gas wells for our own account and for potential clients. We have investigated certain possibilities but have drilled no oil or gas wells. At the present time, there are no active negotiations being carried on regarding the acquisition of properties and the drilling of oil or gas wells. Within the next twelve months, we plan to limit our activities to the Western United States. We may also look to option leases, which we would hold for resale to third parties.

     Potential leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We plan in the future to act as a broker for lease situations involving third parties. No leases or clients have been identified at this time. It is also our intention to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor.

     When acting for our own account, we will acquire interests in various lease tracts located in areas where we plan to explore for oil or gas. At the present time, none of the specific tracts have been identified by us. However, the tracts are expected to fit into an overall profile.

     The tracts will be entirely within a specific, defined geographical area, will be exploratory or developmental, at our discretion, and will be subject to landowners' and overriding royalty interests totaling in the range of 12.5% to 25%, so we and our partners can acquire between a 87.5% and 75% net revenue interest and a 100% working interest in the drill site. The specific ownership interests between us and our partners will be negotiated on an individual project basis.

     We will focus our attention on drilling primarily in the same specific geographical area in which we plan to acquire interests. We plan to concentrate our activities in the Western United States. We plan to utilize various reporting services such as Petroleum Information and our contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of our initial efforts will be to acquire leases with a minimum of capital outlay, we will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to us and at little or no capital outlay. At the present time, we have been looking for leases which meet the above-mentioned criteria but has not yet identified any lease situations which we believe would be appropriate for acquisition. We cannot predict when such identification will occur.

     We expect to enter into turnkey drilling contracts with an unaffiliated third party for the drilling of any wells. At some later time, we may act as the driller of the wells, although there are no plans to do so at the present time. The costs of drilling wells have not been determined at this time. In any case, we will make every attempt to see that the well are drilled in such areas with our best estimate of making the best return on investment for us and our partners.

     The turnkey drilling contract represents the cost of drilling and completion. If, in our sole opinion, a well should not be completed because it will not produce sufficient oil or gas to return a profit, then we would not anticipate expending the completion funds for such well.

     It is currently anticipated that any wells to be drilled by us will be drilled within the geographical area or areas selected by us. However, once selected, if subsequent engineering evaluation indicates a more favorable location, we reserve the right to move the drill site or sites, as the case may be, to such location or locations, as the case may be. Any substituted well location or drill site would compare favorably with the general character of the site previously selected regarding degree of risk, drilling depth and cost. Furthermore, it is expected, though not necessarily required, that any such substituted well location or drill site will be in the same general area as the site specified herein.

     In addition, we would reserve the right to unitize or pool all of the wells in the selected geographical area into a common production pool or unit. In such event, the owners of the wells, which may include non-partnership investors of ours, will share in the revenue on a pro-rata basis.

     We expect to participate in joint ventures with other entities in the development of some prospects. We will have the sole discretion in determining which prospects will be suitable for joint venture participation. In each such joint venture project, any such partnership would receive its pro rata portion of the 100% working interest and would be responsible for its pro rata share of costs and expenses.

     Also, we may seek, investigate, and, if warranted, acquire one or more oil or gas properties. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time we have not identified any oil or gas business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning any business matter. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

MARKETS

     Our initial marketing plan will be focused completely on developing oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor. No efforts toward this marketing plan have been made as of the date hereof.

RAW MATERIALS

     The use of raw materials is not now material factor in our operations at the present time.

CUSTOMERS AND COMPETITION

     At the present time, we are expected to be experience intense competition in the acquisition of oil and gas leases. There are a number of established companies, many of which are larger and better capitalized than us and/or have greater personnel resources and technical expertise. In view of our extremely limited financial resources, we will be at a significant competitive disadvantage compared to our competitors.

BACKLOG

     At December 31, 2000, we had no backlogs.

EMPLOYEES

     At as of the date hereof, we have one employee, our President, Mr. Delaney, who presently does not receive any compensation. We do not plan to hire employees in the future.

PROPRIETARY INFORMATION

     We have no proprietary information.

GOVERNMENT REGULATION AND ENVIRONMENTAL COMPLIANCE

     We expect to be subject to material governmental regulation and environmental compliance and approvals customarily incident to the operation of an oil and gas company. The extent of such regulation cannot be determined at this time, since the properties to be explored have not yet been selected. It will be our policy to fully comply with all governmental regulation.

RESEARCH AND DEVELOPMENT

     We have never spent any amount in research and development activities.

ITEM 2.        DESCRIPTION OF PROPERTY.

     We do not currently maintain an office or any other facilities. We currently maintain a mailing address at P.O. Box 890261 Temecula, California 92589, which is the address of our sole Officer and Director. We pay no rent for the use of this mailing address. We have no plans to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (909)693-2285

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of ours, and no owner of record or beneficial owner of more than 5% of the securities of ours, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2000.



                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public trading market for our securities. The securities are held of record by a total of approximately 47 persons.

     No dividends have been declared or paid on our securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

     We have generated no revenues from our operations in recent years and have been a development stage company since our formation. Since we have not generated revenues and have not been in a profitable position, we operate with minimal overhead. Our primary activity will be to search for and to acquire oil and gas leases for our own account, and for the foreseeable future to search for and to acquire oil and gas leases for the account of our clients. No leases or clients have been identified at this time. We intend to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. Leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We also plan in the future to act as a broker for lease situations involving third parties.

     We will focus our attention on drilling primarily in the same specific geographical area in which we plan to acquire interests. We plan to concentrate our activities in the Western United States. We plan to utilize various reporting services such as Petroleum Information and our contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of our initial efforts will be to acquire leases with a minimum of capital outlay, we will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to us and at little or no capital outlay. At the present time, we have been looking for leases which meet the above-mentioned criteria but has not yet identified any lease situations which we believe would be appropriate for acquisition. We cannot predict when such identification will occur.

     We expect to enter into turnkey drilling contracts with an unaffiliated third party for the drilling of any wells. At some later time, we may act as the driller of the wells, although there are no plans to do so at the present time. The costs of drilling wells have not been determined at this time. In any case, we will make every attempt to see that the well are drilled in such areas with our best estimate of making the best return on investment for us and our partners.

     The turnkey drilling contract represents the cost of drilling and completion. If, in our sole opinion, a well should not be completed because it will not produce sufficient oil or gas to return a profit, then we would not anticipate expending the completion funds for such well.

     It is currently anticipated that any wells to be drilled by us will be drilled within the geographical area or areas selected by us. However, once selected, if subsequent engineering evaluation indicates a more favorable location, we reserve the right to move the drill site or sites, as the case may be, to such location or locations, as the case may be. Any substituted well location or drill site would compare favorably with the general character of the site previously selected regarding degree of risk, drilling depth and cost. Furthermore, it is expected, though not necessarily required, that any such substituted well location or drill site will be in the same general area as the site specified herein.

     In addition, we would reserve the right to unitize or pool all of the wells in the selected geographical area into a common production pool or unit. In such event, the owners of the wells, which may include non-partnership investors of ours, will share in the revenue on a pro-rata basis.

     We expect to participate in joint ventures with other entities in the development of some prospects. We will have the sole discretion in determining which prospects will be suitable for joint venture participation. In each such joint venture project, any such partnership would receive its pro rata portion of the 100% working interest and would be responsible for its pro rata share of costs and expenses.

     Also, we may seek, investigate, and, if warranted, acquire one or more oil or gas properties. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time we have not identified any oil or gas business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning any business matter. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our plan of operations for the next twelve months is to continue to carry out our plan of business discussed above. This includes seeking to complete a merger or acquisition transaction for oil or gas properties.

LIQUIDITY AND CAPITAL RESOURCES

     As of the end of the reporting period, we had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Our management feels we have inadequate working capital to pursue any business opportunities other than seeking leases for acquisition and partnership with third parties. We will have negligible capital requirements prior to the consummation of any such acquisition. We so not intend to pay dividends in the foreseeable future.

     We will not be required to raise additional funds, nor will our shareholders be required to advance funds in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.



ITEM 7.  FINANCIAL STATEMENTS.

Financial statements for the years ended December 31, 2000 and 1999 are presented in a separate section of this report following Item 13.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 1999, we dismissed Schumacher & Associates as the Company's independent accountants.

The reports of Schumacher & Associates on the Company's consolidated financial statements for the fiscal years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Board of Directors approved the Company's change in independent accountants.

In connection with the Company's audits for the two fiscal years ending December 31, 2000 and 1999, the Company has had no disagreements with Schumacher & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schumacher & Associates would have caused them to make reference thereto in their report on the consolidated financial statements of the Company for such years.

During the Company's two fiscal years ending December 31, 2000 and 1999, the Company has had no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company has engaged Michael Johnson & Co., LLC as its new independent accountants effective January 1, 2000. During the Company's two fiscal years ending December 31, 2000 and 1999, the Company has not consulted with Michael Johnson & Co., LLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by Michael Johnson & Co., LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


                                Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age              Positions Held and Tenure
----                        ---              -------------------------

Michael J. Delaney          43               President, Secretary and Director

     The director named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers or any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     Our directors and officer will devote his time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Michael Delaney, President and Director. In January, 1998, he became our President, Secretary, and sole Director. Since 1980, Mr. Delaney has also been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales, and marketing. Mr. Delaney has served as a Director of Maui Capital Corporation from 1988 to 1995 and of Parkway Capital Corporation from 1988 to 1994.

Compliance With Section 16(a) of the Exchange Act.

Our sole director and officer received 1,000,000 shares as remuneration in this fiscal year but has not filed a Form 5 with respect to the transaction. Otherwise, we have no report to give with respect to any matters involving compliance with Section 16(a) of the Exchange Act.


ITEM 10.          EXECUTIVE COMPENSATION.

     Our sole director and officer received 1,000,000 shares as remuneration from us during the fiscal year. Otherwise, until we acquire additional capital, our sole officer and director will receive compensation from us for reimbursement only of out-of-pocket expenses. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the end of our most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding our Common Stock. Also included are the shares held by all executive officers and directors as a group.

Name and                       Number of Shares              Percent of
Address                        Owned Beneficially            Class Owned
-------                        ------------------            -----------

Michael J. Delaney                  1,627,965                 70.2%
P.O. Box 890261
Temecula, California 92589

All directors and
executive officers
(1 person)                          1,627,965                 70.2%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

Change of Control

     On December 17, 1997, control passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares, which is a total of approximately 61% of the Registrant. Mr. Delaney was also named our President, Secretary, and sole Director at that time, and the former Officer and Director resigned.

Conflicts of Interest

     None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Other

Our sole director and officer received 1,000,000 shares as remuneration from us during the fiscal year.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-KSB.

     The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document


3.1 *             Articles of Incorporation
3.2 *             Bylaws
4.1 *             Specimen Certificate
31.1              Certification of CEO and CFO pursuant to Sec. 302
32.1              Certification of CEO and CFO pursuant to Sec. 906

* Previously filed.

     We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2000.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2000 and 1999

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period August 6, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period August 6, 1996 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 3. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
September 10, 2004,

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                  December 31,



                                                            2000         1999
                                                          ---------   ---------
ASSETS;

   Current Assets:
      Cash                                                $      --   $      --
                                                          ---------   ---------

Total Current Assets                                             --          --
                                                          ---------   ---------

    Other Assets:
       Organizational Costs, net of amortization                 --          --
                                                          ---------   ---------

Total Other Assets                                               --          --
                                                          ---------   ---------

TOTAL ASSETS                                              $      --   $      --
                                                          =========   =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                       3,509       3,509
                                                          ---------   ---------

Total Current Liabilities                                     3,509       3,509
                                                          ---------   ---------

Stockholders' Equity

     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued or outstanding
    Common stock, no par value, 100,000,000 shares
       authorized, 2,230,200 issued and outstanding in      114,164      66,164
       2000 and 1,030,200 issued and outstanding in 1999
    Deficit accumulated during the
      exploration stage                                    (117,673)    (69,673)
                                                          ---------   ---------

Total Stockholders' Equity                                   (3,509)     (3,509)
                                                          ---------   ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $      --   $      --
                                                          =========   =========




   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations



                                              Year Ended          August 6, 1996
                                             December 31,         (Inception) to
                                     ---------------------------    December 31,
                                         2000           1999           2000
                                     ------------   ------------    -----------

Revenue:
    Rental Income                    $        --     $        --    $     5,000
                                     -----------     -----------    -----------

Total Income                                  --              --          5,000
                                     -----------     -----------    -----------

Costs and Expenses:
     Amortization                             --          14,674         28,400
     Professional Fees                    48,000           3,266         85,501
     Other Expenses                           --              --          8,848
                                     -----------     -----------    -----------

Total Operating Expenses                  48,000          17,940        122,749
                                     -----------     -----------    -----------

Other Income and Expenses:
     Interest Income                          --              --             76
                                     -----------     -----------    -----------

Total Other Income & Expenses                 --              --             76
                                     -----------     -----------    -----------

Net Loss                             $   (48,000)    $   (17,940)   $  (117,673)
                                     ===========     ===========    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding      2,230,200       1,030,200      2,230,200
                                     -----------     -----------    -----------

Net Loss per common share            $     (0.02)    $     (0.02)   $     (0.05)
                                     ===========     ===========    ===========






   The accompanying notes are an integral part of these financial statements.



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2000




                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --
Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200   $ 114,164   $(117,673)   $  (3,509)
                                        =========   =========   =========    =========





   The accompanying notes are an integral part of these financial statements.


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow

                                Indirect Method




                                                        Year Ended        August 6, 1996
                                                        December 31,      (Inception) to
                                                   ----------------------  December 31,
                                                      2000        1999        2000
                                                   ----------  ----------  ----------
Cash Flows from Operating Activities:

     Net Loss                                      $ (48,000)  $ (17,940)  $ (117,673)

    Stock issued for services                         48,000          --       96,600
    Adjustment to reconcile net loss to net
       cash provided by operating activities
    Amortization                                          --      14,674       28,400
    Increase (Decrease) in Accounts Payable               --       3,266        3,509
                                                   ---------   ---------   ----------

Net Cash  Used In Operating Activities                    --          --       10,836
                                                   ---------   ---------   ----------

Cash Flows from Investing Activities:

     Acquisition of organizational services               --          --      (28,400)
                                                   ---------   ---------   ----------

Net Cash used in Investing Activities                     --          --      (28,400)
                                                   ---------   ---------   ----------

Cash Flows from Financing Activities:

    Issuance of stock                                     --          --       17,565
                                                   ---------   ---------   ----------

Net Cash Provided by Financing Activities                 --          --       17,565
                                                   ---------   ---------   ----------

Net Increase in Cash & Cash Equivalents                   --          --           --

Beginning Cash & Cash Equivalents                         --          --           --
                                                   ---------   ---------   ----------

Ending Cash & Cash Equivalents                     $      --   $      --   $       --
                                                   =========   =========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                        $      --   $      --   $       --
                                                   =========   =========   ==========
     Cash paid for Income Taxes                    $      --   $      --   $       --
                                                   =========   =========   ==========

NON-CASH TRANSACTIONS
    Stock issued for compensation                  $  48,000   $      --   $   96,600
                                                   =========   =========   ==========






   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
-------------

The Company was incorporated on August 6, 1996, in the state of Colorado. The Company is in the development stages and was organized for the purpose of operating as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has changed its focus and is now in the oil and gas business, with an emphasis on acquisition of producing properties. The Company's fiscal year end is December 31.

Basis of Presentation - Exploration Stage Company:
--------------------------------------------------

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
--------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
--------------------------

The Company considers all highly liquid debt instruments, with an original maturity of three months to be cash equivalents.

Use of estimates:
-----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Net Loss Per Share
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 2 - Federal Income Taxes:
         ---------------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 9"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets:

         Net operating loss carryforwards                     $ 117,673
         Valuation allowance                                   (117,673)
                                                              ----------
         Net deferred tax assets                              $       0
                                                              ==========

At December 31, 2000, the Company had net operating loss carryforwards of approximately $117,673 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Going Concern:
         --------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2000 of $117,673.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4 - Capital Stock Transactions:
         ---------------------------

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued 1,200,000 shares of common stock for compensation in the year ended December 31, 2000. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2000




Note 5 - Segment Information:
         --------------------

Boulder Capital Opportunities II, Inc. operates primarily in a single operating segment, the capital marketing access business for the purpose of merger and acquisitions in the gas and oil business.

                                   Signatures

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
    -------------------------------------
    Michael J. Delaney
    Director, Principal Executive Officer,
    Principal Financial Officer, Principal
    Accounting Officer


Date: November 30, 2004