Form 10QSB
period 2001-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  March 31, 2001

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _________


                         Commission file number 0-21847


                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Colorado                                84-1356598
    ------------------------------           ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


                       P.O. Box 890261, Temecula, CA 92589
                      ------------------------------------
                    (Address of principal executive offices)

                                 (909) 693-2285
                           ---------------------------
                           (Issuer's telephone number)


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

As of October 1, 2004, 2,230,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATIONS

     We were organized under the laws of the State of Colorado on August 8,1996. We have generated no revenues from our operations in recent years and have been a development stage company since our formation. Since we have not generated revenues and have not been in a profitable position, we operate with minimal overhead. Our primary activity will be to search for and to acquire oil and gas leases for our own account, and for the foreseeable future to search for and to acquire oil and gas leases for the account of our clients. No leases or clients have been identified at this time. We intend to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. Leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We also plan in the future to act as a broker for lease situations involving third parties.

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

                              Financial Statements










                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have reviewed the accompanying balance sheet of Boulder Capital Opportunities II, Inc. as of March 31, 2001 and the related statement of operations for the three-months ended March 31, 2001 and 2000 and the period August 6, 1996 (inception) to March 31, 2001 and the related cash flows for the three-months ended March 30, 2001 and 2000 and the period August 6, 1996 (inception) to March 31, 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants and standards of PCAOB. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of PCAOB.

We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 10, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Michael Johnson & Co., LLC
November 22, 2004



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                  March 31,   December 31,
                                                                    2001          2000
                                                                  ---------    ---------
ASSETS

   Current Assets:
      Cash                                                        $      --    $      --
      Accounts Receivable                                                --           --
                                                                  ---------    ---------

         Total Current Assets                                            --           --
                                                                  ---------    ---------

TOTAL ASSETS                                                      $      --    $      --
                                                                  =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                               3,509        3,509
                                                                  ---------    ---------

          Total Current Liabilities                                   3,509        3,509
                                                                  ---------    ---------

Stockholders's Equity (Deficit)

    Preferred Stock, no par value,10,000,000 shares authorized
       none issued or outstanding                                        --           --
   Common Stock, no par value, 100,000,000 shares authorized
       2,230,200 shares issued and outstanding in 2001 and 2000     114,164      114,164
    Deficit accumulated during the exploration stage               (117,673)    (117,673)
                                                                  ---------    ---------

Total Shareholders's Equity (Deficit)                                (3,509)      (3,509)
                                                                  ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $      --    $      --
                                                                  =========    =========




                         See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                  (Unaudited)



                                         Three-Months Ended    August 6, 1996
                                              March 31,         Inception to
                                      -----------------------     March 31,
                                         2001         2000          2001
                                      ---------     ---------     ---------

Revenue:
    Rental Income                     $      --     $      --     $   5,000
                                      ---------     ---------     ---------

Total Income                                 --            --         5,000
                                      ---------     ---------     ---------

Costs and Expenses:
     Amortization                            --            --        28,400
     Professional Fees                       --            --        85,501
     Other Expenses                          --            --         8,848
                                      ---------     ---------     ---------

Total Operating Expenses                     --            --       122,749
                                      ---------     ---------     ---------

Other Income/Expenses
     Interest Income                         --            --            76
                                      ---------     ---------     ---------

Total Other Income/Expenses                  --            --            76
                                      ---------     ---------     ---------

Net Loss                              $      --     $      --     $(117,673)
                                      =========     =========     =========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,230,200     2,230,200
                                      ---------     ---------

Net Loss per common share                 *             *
                                      =========     =========

* Less than $.01



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2001

                                   (Unaudited)





                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --

Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Period                            --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - March 31, 2001                2,230,200   $ 114,164   $(117,673)   $  (3,509)
                                        =========   =========   =========    =========



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                               (Indirect Method)



                                                                              August 6, 1996
                                                          Three-Months Ended  (Inception) to
                                                               March 31,         March 31,
                                                          -------------------   -----------
                                                            2001       2000        2001
                                                          --------   --------   -----------
Cash Flows from Operating Activities:

     Net (Loss)                                           $     --   $    --    $ (117,673)

     Stock issued for services                                  --        --        96,600
     Amortization                                               --        --        28,400
     Adjustments to reconcile net loss to cash used by
        by operating activities
     (Decrease) increase in accounts payable                    --        --         3,509
                                                          --------   -------    ----------

Net Cash Used in Operating Activities                           --        --        10,836
                                                          --------   -------    ----------

Cash Flows from Investing Activities:

     Acquisition of organizational services                     --        --       (28,400)
                                                          --------   -------    ----------

Net Cash Used for Investing Activities                          --        --       (28,400)
                                                          --------   -------    ----------

Cash Flows from Financing Activities:

     Issuance of common stock                                   --        --        17,564
                                                          --------   -------    ----------

Net Cash Provided by Financing Activities                       --        --        17,564
                                                          --------   -------    ----------

Net Increase in Cash & Cash Equivalents                         --        --            --

Beginning Cash & Cash Equivalents                               --        --            --
                                                          --------   -------    ----------

Ending Cash & Cash Equivalents                            $     --   $    --    $       --
                                                          ========   =======    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                               $     --   $    --    $       --
                                                          ========   =======    ==========
     Cash paid for Income Taxes                           $     --   $    --    $       --
                                                          ========   =======    ==========

NON-CASH TRANSACTIONS
     Common stock issued for services                     $     --   $    --    $   96,600
                                                          ========   =======    ==========



                        See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                        (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000 and the period August 6, 1996 (inception) to March 31, 2001, and the related cash flows for the three-months ended March 31, 2001 and 2000 and the period August 6, 1996 (inception) to March 31, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

Note 2 - Going Concern:
         --------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

                                       BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: November 30, 2004
                                            By: /s/ Michael Delaney
                                                ------------------------
                                               Michael Delaney, President