Form 10KSB
period 2001-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

     On December 17, 1997, control of us passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares, which was a total of approximately 61% of our shares. Mr. Delaney was also named our President, Secretary, and sole Director at that time, and the former Officer and Director resigned.

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

BACKLOG

     At December 31, 2001, we had no backlogs.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2001.


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

ITEM 7.   FINANCIAL STATEMENTS.
Financial statements for the years ended December 31, 2001 and 2000 are presented in a separate section of this report following Item 13.


ITEM 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting and financial disclosures with the present accounting firm during the reporting period.


                               Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age               Positions Held and Tenure
----                        ---               -------------------------

Michael J. Delaney          44               President, Secretary and Director

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

Compliance With Section 16(a) of the Exchange Act.

     Our sole director and officer received 1,000,000 shares as remuneration in fiscal year 2000 but has not filed a Form 5 with respect to the transaction. Otherwise, we have no report to give with respect to any matters involving compliance with Section 16(a) of the Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION.

     Our sole director and officer received no remuneration from us during the fiscal year. Otherwise, until we acquire additional capital, our sole officer and director will receive compensation from us for reimbursement only of out-of-pocket expenses. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

Change of Control

     On December 17, 1997, control passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares, which was a total of approximately 61% of the Registrant. Mr. Delaney was also named our President, Secretary, and sole Director at that time, and the former Officer and Director resigned.

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

Other

Our sole director and officer received 1,000,000 shares as remuneration in 2000.


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

* Previously filed.

   We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2001.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                          (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2001 and 2000

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period August 6, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period August 6, 1996 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
September 13, 2004,

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

Stockholders' Equity

     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued or outstanding
    Common stock, no par value, 100,000,000 shares
       authorized, 2,230,200 issued and outstanding in     114,164      114,164
       2001 and 2000
    Deficit accumulated during the
      exploration stage                                   (117,673)    (117,673)
                                                         ---------    ---------

Total Stockholders' Equity                                  (3,509)      (3,509)
                                                         ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $      --    $      --
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations



                                              Year Ended          August 6, 1996
                                             December 31,         (Inception) to
                                     ---------------------------    December 31,
                                         2001           2000           2001
                                     ------------   ------------    -----------

Revenue:
    Rental Income                    $        --     $        --    $     5,000
                                     -----------     -----------    -----------

Total Income                                  --              --          5,000
                                     -----------     -----------    -----------

Costs and Expenses:
     Amortization                             --              --         28,400
     Professional Fees                        --          48,000         85,501
     Other Expenses                           --              --          8,848
                                     -----------     -----------    -----------

Total Operating Expenses                      --          48,000        122,749
                                     -----------     -----------    -----------

Other Income and Expenses:
     Interest Income                          --              --             76
                                     -----------     -----------    -----------

Total Other Income & Expenses                 --              --             76
                                     -----------     -----------    -----------

Net Loss                             $        --     $   (48,000)   $  (117,673)
                                     ===========     ===========    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding      2,230,200       2,230,200      2,230,200
                                     -----------     -----------    -----------

Net Loss per common share            $    (*)        $     (0.02)   $     (0.05)
                                     ===========     ===========    ===========




   The accompanying notes are an integral part of these financial statements.



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2001



                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --
Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200   $ 114,164   $(117,673)   $  (3,509)


Net Loss for the Year                          --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2001             2,230,200   $ 114,164   $(117,673)   $  (3,509)
                                        =========   =========   =========    =========




   The accompanying notes are an integral part of these financial statements.


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flow

                                Indirect Method




                                                        Year Ended        August 6, 1996
                                                        December 31,      (Inception) to
                                                   ----------------------  December 31,
                                                      2001        2000       2001
                                                   ----------  ----------  ----------
Cash Flows from Operating Activities:

     Net Loss                                      $      --   $ (48,000)  $ (117,673)

    Stock issued for services                             --      48,000       96,600
    Adjustment to reconcile net loss to net
       cash provided by operating activities
    Amortization                                          --          --       28,400
    Increase (Decrease) in Accounts Payable               --          --        3,509
                                                   ---------   ---------   ----------

Net Cash  Used In Operating Activities                    --          --       10,836
                                                   ---------   ---------   ----------

Cash Flows from Investing Activities:

     Acquisition of organizational services               --          --      (28,400)
                                                   ---------   ---------   ----------

Net Cash used in Investing Activities                     --          --      (28,400)
                                                   ---------   ---------   ----------

Cash Flows from Financing Activities:

    Issuance of stock                                     --          --       17,565
                                                   ---------   ---------   ----------

Net Cash Provided by Financing Activities                 --          --       17,565
                                                   ---------   ---------   ----------

Net Increase in Cash & Cash Equivalents                   --          --           --

Beginning Cash & Cash Equivalents                         --          --           --
                                                   ---------   ---------   ----------

Ending Cash & Cash Equivalents                     $      --   $      --   $       --
                                                   =========   =========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                        $      --   $      --   $       --
                                                   =========   =========   ==========
     Cash paid for Income Taxes                    $      --   $      --   $       --
                                                   =========   =========   ==========

NON-CASH TRANSACTIONS
    Stock issued for compensation                  $      --   $  48,000   $   96,000
                                                   =========   =========   ==========




   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

Note 3 - Going Concern:
         --------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2001 of $117,673.

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

Note 4 - Capital Stock Transactions:
         ---------------------------

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued no shares of common stock during the year ended December 31, 2001. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2001




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

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
    ------------------------------------
    Michael J. Delaney
    Director, Principal Executive Officer,
    Principal Financial Officer, Principal
    Accounting Officer


Date: November 30, 2004