Form 10QSB
period 2002-09-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  September 30, 2002

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

                              Financial Statements








                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have reviewed the accompanying balance sheet of Boulder Capital Opportunities II, Inc. (An Exploration Stage Company) as of September 30, 2002 and the related statement of operations for the three and nine-months ended September 30, 2002 and 2001 and the period August 6, 1996 (inception) to September 30, 2002 and the related cash flows for the nine-months ended September 30, 2002 and 2001 and the period August 6, 1996 (inception) to September 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 13, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


Michael Johnson & Co., LLC
November 23, 2004




                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                  (Unaudited)



                                                                September 30,  December 31,
                                                                    2002          2001
                                                                ------------   -----------

ASSETS;
Current Assets:
    Cash                                                          $      --    $      --
    Accounts Receivable                                                  --           --
                                                                  ---------    ---------

        Total Current Assets                                             --           --
                                                                  ---------    ---------

TOTAL ASSETS                                                      $      --    $      --
                                                                  =========    =========


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                              $   3,509    $   3,509
                                                                  ---------    ---------

        Total Current Liabilities                                     3,509        3,509
                                                                  ---------    ---------

 Stockholders Equity:
    Preferred Stock, no par value, 10,000,000 shares authorized          --           --
       None issued
    Common stock, no par value, 100,000,000 shares authorized       114,164      114,164
        2,230,200 shares issued and outstanding 2002 and 2001
     Deficit accumulated during the exploration stage              (117,673)    (117,673)
                                                                  ---------    ---------

        Total Stockholders' Equity                                   (3,509)      (3,509)
                                                                  ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $      --    $      --
                                                                  =========    =========



                        See Accountants Review Report




                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations


                                  (Unaudited)



                                      Three-Months Ended      Nine-Months Ended     August 6, 1996
                                        September 30,            September 30,      (Inception) to
                                    ---------------------   ----------------------- September 30,
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

Net Loss per common share              (*)          (*)         (*)          (*)
                                    =========   =========   =========   ===========

* Less than $.01



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2002

                                  (Unaudited)



                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --

Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Year                              --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2001             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Period                            --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - September 30, 2002            2,230,200   $ 114,164   $(117,673)   $  (3,509)
                                        =========   =========   =========    =========



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                 Indirect Method


                                  (Unaudited)




                                                               For the        August 6, 1996
                                                          Nine-Months Ended   (Inception) to
                                                            September 30,      September 30,
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
                                                          ========   =======    ==========



                        See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and the period August 6, 1996 (inception) to September 30, 2002, and the related cash flows for the nine-months ended September 30, 2002 and 2001 and the period August 6, 1996 (inception) to September 30, 2002. Interim results are not necessarily indicative of results for a full year.

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