Form 10QSB
period 2003-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  March 31, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _________

                         Commission file number 0-21847

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                                84-1356598
     -----------------------------           ---------------------------------
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

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                              Financial Statements











                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have reviewed the accompanying balance sheet of Boulder Capital Opportunities II, Inc. as of March 31, 2003 and the related statement of operations for the three-months ended March 31, 2003 and 2002 and the period August 6, 1996 (inception) to March 31, 2003 and the related cash flows for the three-months ended March 30, 2003 and 2002 and the period August 6, 1996 (inception) to March 31, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 13, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


Michael Johnson & Co., LLC
November 23, 2004



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                  March 31,   December 31,
                                                                    2003         2002
                                                                  ---------    ---------
ASSETS

   Current Assets:
      Cash                                                        $      --    $      --
      Accounts Receivable                                                --           --
                                                                  ---------    ---------

         Total Current Assets                                            --           --
                                                                  ---------    ---------

TOTAL ASSETS                                                      $      --    $      --
                                                                  =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                               3,509        3,509
                                                                  ---------    ---------

          Total Current Liabilities                                   3,509        3,509
                                                                  ---------    ---------

Stockholders's Equity (Deficit)

    Preferred Stock, no par value,10,000,000 shares authorized
       none issued or outstanding                                        --           --
   Common Stock, no par value, 100,000,000 shares authorized
       2,230,200 shares issued and outstanding in 2003 and 2002     114,164      114,164
    Deficit accumulated during the exploration stage               (117,673)    (117,673)
                                                                  ---------    ---------

Total Shareholders's Equity (Deficit)                                (3,509)      (3,509)
                                                                  ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $      --    $      --
                                                                  =========    =========




                         See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                  (Unaudited)



                                         Three-Months Ended    August 6, 1996
                                              March 31,         Inception to
                                      -----------------------     March 31,
                                         2003         2002          2003
                                      ---------     ---------     ---------

Revenue:
    Rental Income                     $      --     $      --     $   5,000
                                      ---------     ---------     ---------

Total Income                                 --            --         5,000
                                      ---------     ---------     ---------

Costs and Expenses:
     Amortization                            --            --        28,400
     Professional Fees                       --            --        85,501
     Other Expenses                          --            --         8,848
                                      ---------     ---------     ---------

Total Operating Expenses                     --            --       122,749
                                      ---------     ---------     ---------

Other Income/Expenses
     Interest Income                         --            --            76
                                      ---------     ---------     ---------

Total Other Income/Expenses                  --            --            76
                                      ---------     ---------     ---------

Net Loss                              $      --     $      --     $(117,673)
                                      =========     =========     =========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,230,200     2,230,200
                                      ---------     ---------

Net Loss per common share                 *             *
                                      =========     =========

* Less than $.01



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003

                                   (Unaudited)





                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --

Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Year                              --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2001             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Year                              --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2002             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for Period                            --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - March 31, 2003                2,230,200   $ 114,164   $(117,673)   $  (3,509)
                                        =========   =========   =========    =========



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                               (Indirect Method)



                                                                              August 6, 1996
                                                          Three-Months Ended  (Inception) to
                                                               March 31,         March 31,
                                                          -------------------   -----------
                                                            2003       2002        2003
                                                          --------   --------   -----------
Cash Flows from Operating Activities:

     Net (Loss)                                           $     --   $    --    $ (117,673)

     Stock issued for services                                  --        --        96,600
     Amortization                                               --        --        28,400
     Adjustments to reconcile net loss to cash used by
        by operating activities
     (Decrease) increase in accounts payable                    --        --         3,509
                                                          --------   -------    ----------

Net Cash Used in Operating Activities                           --        --        10,836
                                                          --------   -------    ----------

Cash Flows from Investing Activities:

     Acquisition of organizational services                     --        --       (28,400)
                                                          --------   -------    ----------

Net Cash Used for Investing Activities                          --        --       (28,400)
                                                          --------   -------    ----------

Cash Flows from Financing Activities:

     Issuance of common stock                                   --        --        17,564
                                                          --------   -------    ----------

Net Cash Provided by Financing Activities                       --        --        17,564
                                                          --------   -------    ----------

Net Increase in Cash & Cash Equivalents                         --        --            --

Beginning Cash & Cash Equivalents                               --        --            --
                                                          --------   -------    ----------

Ending Cash & Cash Equivalents                            $     --   $    --    $       --
                                                          ========   =======    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                               $     --   $    --    $       --
                                                          ========   =======    ==========
     Cash paid for Income Taxes                           $     --   $    --    $       --
                                                          ========   =======    ==========

NON-CASH TRANSACTIONS
     Common stock issued for services                     $     --   $    --    $   96,600
                                                          ========   =======    ==========



                        See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and the period August 6, 1996 (inception) to March 31, 2003, and the related cash flows for the three-months ended March 31, 2003 and 2002 and the period August 6, 1996 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

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

                                        BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: November 30, 2004
                                           By:  /s/ Michael Delaney
                                                ----------------------
                                                Michael Delaney, President