Form 10KSB
period 2003-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No: 0-21847


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                     (Name of small business in its charter)

         Colorado                                              84-1356898
 ---------------------------                                 -------------
(State or other jurisdiction                                 (IRS Employer
     of Incorporation)                                     Identification No.)


                             P.O. Box 890261
                         Temecula, California             92589
               --------------------------------------   --------
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

BACKLOG

     At December 31, 2003, we had no backlogs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2003.


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

ITEM 7.   FINANCIAL STATEMENTS.

Financial statements for the years ended December 31, 2003 and 2002 are presented in a separate section of this report following Item 14.

ITEM 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting and financial disclosures with the present accounting firm during the reporting period.

ITEM 8a.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


                                Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age              Positions Held and Tenure
----                        ---              -------------------------

Michael J. Delaney          46               President, Secretary and Director

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

* Previously filed.

     We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our independent auditor, Michael Johnson & Co., LLC, Certified Public Accountants, billed an aggregate of $5,000 for the years ended December 31, 2000 and 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

     We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2003 and 2002

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period August 6, 1996 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period August 6, 1996 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
September 14, 2004,

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                  December 31,


                                                            2003        2002
                                                         ---------    ---------

ASSETS;

   Current Assets:
      Cash                                               $      --    $      --
                                                         ---------    ---------

Total Current Assets                                            --           --
                                                         ---------    ---------

    Other Assets:
       Organizational Costs, net of amortization                --           --
                                                         ---------    ---------

Total Other Assets                                              --           --
                                                         ---------    ---------

TOTAL ASSETS                                             $      --    $      --
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                     12,209        3,509
                                                         ---------    ---------

Total Current Liabilities                                   12,209        3,509
                                                         ---------    ---------

Stockholders' Equity

     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued or outstanding
    Common stock, no par value, 100,000,000 shares
       authorized, 2,230,200 issued and outstanding in     114,164      114,164
       2003 and 2002
    Deficit accumulated during the
      exploration stage                                   (126,373)    (117,673)
                                                         ---------    ---------

Total Stockholders' Equity                                 (12,209)      (3,509)
                                                         ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $      --    $      --
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations



                                              Year Ended          August 6, 1996
                                             December 31,         (Inception) to
                                     ---------------------------    December 31,
                                         2003           2002           2003
                                     ------------   ------------    -----------

Revenue:
    Rental Income                    $        --     $        --    $     5,000
                                     -----------     -----------    -----------

Total Income                                  --              --          5,000
                                     -----------     -----------    -----------

Costs and Expenses:
     Amortization                             --              --         28,400
     Professional Fees                     8,500              --         94,001
     Other Expenses                          200              --          9,048
                                     -----------     -----------    -----------

Total Operating Expenses                   8,700              --        131,449
                                     -----------     -----------    -----------

Other Income and Expenses:
     Interest Income                          --              --             76
                                     -----------     -----------    -----------

Total Other Income & Expenses                 --              --             76
                                     -----------     -----------    -----------

Net Loss                             $    (8,700)    $        --    $  (126,373)
                                     ===========     ===========    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding      2,230,200       2,230,200      2,230,200
                                     -----------     -----------    -----------

Net Loss per common share            $    (*)        $    (*)       $     (0.06)
                                     ===========     ===========    ===========




   The accompanying notes are an integral part of these financial statements.



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003



                                           COMMON STOCKS         Deficit
                                     ------------------------ Accum. During    Total
                                                               Exploration  Stockholders'
                                      # of Shares     Amount      Stage        Equity
                                     ------------   ---------   ---------    ---------
Balance - August 8, 1996                       --          --          --           --
Issuance of stock for compensation        710,000      28,400          --       28,400
Issuance of stock for cash                100,000       4,000          --        4,000
Issuance of stock for cash                200,000       8,000          --        8,000
Net Loss for Period                            --          --      (6,448)      (6,448)
                                     ------------   ---------   ---------    ---------

Balance - August 31, 1996               1,010,000      40,400      (6,448)      33,952
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation         20,200      20,200          --       20,200
Net Loss for the Year                          --          --     (32,493)     (32,493)
                                        ---------   ---------   ---------    ---------

Balance - August 31, 1997               1,030,200      60,600     (38,941)      21,659
                                        ---------   ---------   ---------    ---------

Additional paid-in capital                     --       5,564          --        5,564
Net Loss for the Year                          --          --     (12,792)     (12,792)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1998             1,030,200      66,164     (51,733)      14,431
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --     (17,940)     (17,940)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 1999             1,030,200      66,164     (69,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Issuance of stock for compensation      1,200,000      48,000          --       48,000
Net Loss for the Year                          --          --     (48,000)     (48,000)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2000             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2001             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --          --           --
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2002             2,230,200     114,164    (117,673)      (3,509)
                                        ---------   ---------   ---------    ---------

Net Loss for the Year                          --          --      (8,700)      (8,700)
                                        ---------   ---------   ---------    ---------

Balance - December 31, 2003             2,230,200   $ 114,164   $(126,373)   $ (12,209)
                                        =========   =========   =========    =========




   The accompanying notes are an integral part of these financial statements.


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flow

                                Indirect Method




                                                        Year Ended        August 6, 1996
                                                        December 31,      (Inception) to
                                                   ----------------------  December 31,
                                                      2003        2002       2003
                                                   ----------  ----------  ----------
Cash Flows from Operating Activities:

     Net Loss                                      $  (8,700)  $      --   $ (126,373)

    Stock issued for services                             --          --       96,600
    Adjustment to reconcile net loss to net
       cash provided by operating activities
    Amortization                                          --          --       28,400
    Increase (Decrease) in Accounts Payable            8,700          --       12,209
                                                   ---------   ---------   ----------

Net Cash  Used In Operating Activities                    --          --       10,836
                                                   ---------   ---------   ----------

Cash Flows from Investing Activities:

     Acquisition of organizational services               --          --      (28,400)
                                                   ---------   ---------   ----------

Net Cash used in Investing Activities                     --          --      (28,400)
                                                   ---------   ---------   ----------

Cash Flows from Financing Activities:

    Issuance of stock                                     --          --       17,565
                                                   ---------   ---------   ----------

Net Cash Provided by Financing Activities                 --          --       17,565
                                                   ---------   ---------   ----------

Net Increase in Cash & Cash Equivalents                   --          --           --

Beginning Cash & Cash Equivalents                         --          --           --
                                                   ---------   ---------   ----------

Ending Cash & Cash Equivalents                     $      --   $      --   $       --
                                                   =========   =========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                        $      --   $      --   $       --
                                                   =========   =========   ==========
     Cash paid for Income Taxes                    $      --   $      --   $       --
                                                   =========   =========   ==========

NON-CASH TRANSACTIONS
    Stock issued for compensation                  $      --   $      --   $   96,000
                                                   =========   =========   ==========




   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
-------------

The Company was incorporated on August 6, 1996, in the state of Colorado. The Company is in the exploration stages and was originally organized for the purpose of operating as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has changed its focus and is now in the oil and gas business, with an emphasis on acquisition of producing properties. The Company's fiscal year end is December 31.

Basis of Presentation - Exploration Stage Company:
--------------------------------------------------

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of an "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an exploration stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


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

Deferred tax assets:

         Net operating loss carryforwards                     $ 126,373
         Valuation allowance                                   (126,373)
                                                              ----------
         Net deferred tax assets                              $       0
                                                              ==========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $126,373 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Going Concern:
         --------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2003 of $126,373.

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

Note 4 - Capital Stock Transactions:
         ---------------------------

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued no shares of common stock during the year ended December 31, 2003. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2003




Note 5 - Segment Information:
         --------------------

Boulder Capital Opportunities II, Inc. operates primarily in a single operating segment, the capital marketing access business for the purpose of merger and acquisitions in the gas and oil business.

Note 6 - Subsequent Event:
         -----------------

On July 20, 2004 the Company signed a promissory note to Michael DeLaney for $8,700 to pay some of the accounts payable of the Company's.

Note 7 - Financial Accounting Developments:
         ----------------------------------

Recently issued Accounting Pronouncements
-----------------------------------------

In January 2003, the FAS issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 146 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 146, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS No. 146 did not materially effect the financial statements.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning to the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

                                   Signatures

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
    --------------------------------
    Michael J. Delaney
    Director, Principal Executive Officer,
    Principal Financial Officer, Principal
    Accounting Officer


Date: November 30, 2004