Form 10QSB/A
period 2004-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2004-12-01
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A

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


Michael Johnson & Co., LLC
October 12, 2004



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                  March 31,   December 31,
                                                                    2004         2003
                                                                  ---------    ---------
ASSETS

   Current Assets:
      Cash                                                        $      --    $      --
      Accounts Receivable                                                --           --
                                                                  ---------    ---------

         Total Current Assets                                            --           --
                                                                  ---------    ---------

TOTAL ASSETS                                                      $      --    $      --
                                                                  =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                              12,209       12,209
                                                                  ---------    ---------

          Total Current Liabilities                                  12,209       12,209
                                                                  ---------    ---------

Stockholders's Equity (Deficit)

    Preferred Stock, no par value,10,000,000 shares authorized
       none issued or outstanding                                        --           --
   Common Stock, no par value, 100,000,000 shares authorized
       2,230,200 shares issued and outstanding in 2004 and 2003     114,164      114,164
    Deficit accumulated during the exploration stage               (126,373)    (126,373)
                                                                  ---------    ---------

Total Shareholders's Equity (Deficit)                               (12,209)     (12,209)
                                                                  ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $      --    $      --
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

Net Loss per common share                 *             *
                                      =========     =========

* Less than $.01



                        See Accountants Review Report



                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004

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
                                                          ========   =======    ==========



                        See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)





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