Form 10KSB
period 2004-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2005-03-24
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                      For the year ended December 31, 2004
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No: 0-21847

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     --------------------------------------
                     (Name of small business in its charter)


                Colorado                                    84-1356898
     ----------------------------                       -------------------
     (State or other jurisdiction                          (IRS Employer
         of Incorporation)                              Identification No.)


                  P.O. Box 12483
                Chandler, Arizona                               85248
     ---------------------------------------                  ----------
     (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (480)792-6603
                                                ------------

     Securities to be registered under Section 12(b) of the Act:  None

     Securities to be registered under Section 12(g) of the Act:  Common Stock no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes []   No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,230,200 as of March 15, 2005.

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

BACKLOG

     At December 31, 2004, we had no backlogs.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We do not currently maintain an office or any other facilities. We currently maintain a mailing address at P.O. Box 12483 Chandler, Arizona 85248, which is the address of our sole Officer and Director. We pay no rent for the use of this mailing address. We have no plans to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (480)792-6603.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS.

     Financial statements for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Item 14.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements on accounting and financial disclosures with the present accounting firm during the reporting period.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
     As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
     The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     Nothing to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

             Name             Age       Positions Held and Tenure
     -------------------      ---     ---------------------------------

     Michael J. Delaney       49      President, Secretary and Director

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

Name and                      Number of Shares              Percent of
Address                       Owned Beneficially            Class Owned
-----------------------       ------------------            -----------

Michael J. Delaney                 1,627,965                   70.2%
P.O. Box 12483
Chandler, Arizona 85248

All directors and
executive officers
(1 person)                         1,627,965                   70.2%


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

Loans

     As of December 31, 2004, the Company owed several shareholders a total of $17,700 for prior advances. None of this indebtedness currently bears interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

     The Exhibits listed below are filed as part of this Annual Report.

      Exhibit No.                         Document
     ------------      --------------------------------------------------

         3.1 *          Articles of Incorporation
         3.2 *          Bylaws
         4.1 *          Specimen Certificate
         31.1           Certification of CEO and CFO pursuant to Sec. 302
         32.1           Certification of CEO and CFO pursuant to Sec. 906

     * Previously filed.

     We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Michael Johnson & Co., LLC, Certified Public Accountants, billed an aggregate of $3,000 for the year ended December 31, 2004 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

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


Date: March 24, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2004 and 2003

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period August 6, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and for the period August 6, 1996 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company is in the exploration stage, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 3. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Michael Johnson & Co.
---------------------------
Michael Johnson & Co., LLC
Denver, Colorado
March 8, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                  December 31,



                                                           2004         2003
                                                         ---------    ---------
ASSETS

   Current Assets:
      Cash                                               $    --      $    --
                                                         ---------    ---------

Total Current Assets                                          --           --
                                                         ---------    ---------

    Other Assets:
       Organizational Costs, net of amortization              --           --
                                                         ---------    ---------

Total Other Assets                                            --           --
                                                         ---------    ---------

TOTAL ASSETS                                             $    --      $    --
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                  $   8,374    $   3,509
       Notes Payable - Stockholder                          17,700        8,700
                                                         ---------    ---------

Total Current Liabilities                                   26,074       12,209
                                                         ---------    ---------

Stockholders' Equity

     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued or outstanding
    Common stock, no par value, 100,000,000 shares
       authorized, 2,230,200 issued and outstanding in     114,164      114,164
       2004 and 2003
    Deficit accumulated during the
      exploration stage                                   (140,238)    (126,373)
                                                         ---------    ---------

Total Stockholders' Equity                                 (26,074)     (12,209)
                                                         ---------    ---------

TOTAL LIABILITES & STOCKHOLDERS' EQUITY                  $    --      $    --
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                 August 6, 1996
                                           Year Ended            (Inception) to
                                           December 31,           December 31,
                                    --------------------------
                                        2004           2003           2004
                                    -----------    -----------    -----------

Revenue:
    Rental Income                   $      --      $      --      $     5,000
                                    -----------    -----------    -----------

Total Income                               --             --            5,000
                                    -----------    -----------    -----------

Costs and Expenses:
     Amortization                          --             --           28,400
     Professional Fees                     --            8,500         94,001
     Other Expenses                      13,865            200         22,913
                                    -----------    -----------    -----------

Total Operating Expenses                 13,865          8,700        145,314
                                    -----------    -----------    -----------

Other Income and Expenses:
     Interest Income                       --             --               76
                                    -----------    -----------    -----------

Total Other Income & Expenses              --             --               76
                                    -----------    -----------    -----------

Net Loss                            $   (13,865)   $    (8,700)   $  (140,238)
                                    ===========    ===========    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,230,200      2,230,200      2,230,200
                                    -----------    -----------    -----------

Net Loss per common share                   (*)            (*)    $     (0.06)
                                    ===========    ===========    ===========


* Less than $.01



   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                December 31, 2004


                                            COMMON STOCKS                Deficit
                                    ----------------------------       Accum. During          Total
                                                                       Exploration         Stockholders'
                                    # of Shares          Amount           Stage               Equity
                                     ---------         ---------         ---------          ---------
Balance - August 8, 1996                  --                --                --                 --
Issuance of stock for compensation     710,000            28,400              --               28,400
Issuance of stock for cash             100,000             4,000              --                4,000
Issuance of stock for cash             200,000             8,000              --                8,000
Net Loss for Period                       --                --              (6,448)            (6,448)
                                     ---------         ---------         ---------          ---------

Balance - August 31, 1996            1,010,000            40,400            (6,448)            33,952
                                     ---------         ---------         ---------          ---------

Issuance of stock for compensation      20,200            20,200              --               20,200
Net Loss for the Year                     --                --             (32,493)           (32,493)
                                     ---------         ---------         ---------          ---------

Balance - August 31, 1997            1,030,200            60,600           (38,941)            21,659
                                     ---------         ---------         ---------          ---------

Additional paid-in capital                --               5,564              --                5,564
Net Loss for the Year                     --                --             (12,792)           (12,792)
                                     ---------         ---------         ---------          ---------

Balance - December 31, 1998          1,030,200            66,164           (51,733)            14,431
                                     ---------         ---------         ---------          ---------

Net Loss for the Year                     --                --             (17,940)           (17,940)
                                     ---------         ---------         ---------          ---------

Balance - December 31, 1999          1,030,200            66,164           (69,673)            (3,509)
                                     ---------         ---------         ---------          ---------

Issuance of stock for compensation   1,200,000            48,000              --               48,000
Net Loss for the Year                     --                --             (48,000)           (48,000)
                                     ---------         ---------         ---------          ---------

Balance - December 31, 2000          2,230,200           114,164          (117,673)            (3,509)
                                     ---------         ---------         ---------          ---------

Net Loss for the Year                     --                --                --                 --
                                     ---------         ---------         ---------          ---------

Balance - December 31, 2001          2,230,200           114,164          (117,673)            (3,509)
                                     ---------         ---------         ---------          ---------

Net Loss for the Year                     --                --                --                 --
                                     ---------         ---------         ---------          ---------

Balance - December 31, 2002          2,230,200           114,164          (117,673)            (3,509)
                                     ---------         ---------         ---------          ---------

Net Loss for the Year                     --                --              (8,700)            (8,700)
                                     ---------         ---------         ---------          ---------

Balance - December 31, 2003          2,230,200           114,164          (126,373)           (12,209)
                                     ---------         ---------         ---------          ---------

Net Loss for the Year                     --                --             (13,865)           (13,865)
                                     ---------         ---------         ---------          ---------

Balance - December 31, 2004          2,230,200         $ 114,164         $(140,238)         $ (26,074)
                                     =========         =========         =========          =========

   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2004

Note 2 - Federal Income Taxes:

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

     Deferred tax assets:
         Net operating loss carryforwards             $ 140,238
         Valuation allowance                           (140,238)
                                                      ----------
         Net deferred tax assets                      $       0
                                                      ==========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $140,238 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2004 of $140,238.

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

Note 4 - Capital Stock Transactions:

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued no shares of common stock during the year ended December 31, 2004. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 5 - Segment Information:

Boulder Capital Opportunities II, Inc. operates primarily in a single operating segment, the capital marketing access business for the purpose of merger and acquisitions in the gas and oil business.

Note 6 - Notes Payable - Stockholders:

As of December 31, 2004 the Company had Notes payable to the stockholders in the amount of $17,700.

Note 7 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

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