Form 10QSB
period 2005-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2005-05-16
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  March 31, 2005
                                        --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ______________


                         Commission file number 0-21847
                                                -------

                     BOULDER CAPITAL OPPORTUNITIES, II, INC.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Colorado                           84-1356598
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


                     P.O. Box 12483 Chandler, Arizona 85248
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (480)792-6603
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X          No
                                                    ---            ---

As of March 31, 2005, 2,230,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes       No X
                                                   ---      ---


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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                  [LETTERHEAD]


                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have reviewed the accompanying balance sheet of Boulder Capital Opportunities II, Inc. as of March 31, 2005 and the related statement of operations for the three-months ended March 31, 2005 and 2004 and the period August 6, 1996 (inception) to March 31, 2005 and the related cash flows for the three-months ended March 30, 2005 and 2004 and the period August 6, 1996 (inception) to March 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 8, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Michael Johnson & Co.
---------------------------
Michael Johnson & Co., LLC
May 12, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2005          2004
                                                        ---------    ---------
ASSETS

   Current Assets:
      Cash                                              $    --      $    --
      Accounts Receivable                                    --           --
                                                        ---------    ---------

         Total Current Assets                                --           --
                                                        ---------    ---------

TOTAL ASSETS                                            $    --      $    --
                                                        =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                     8,374        8,374
      Notes Payable - Stockholder                          17,700       17,700
                                                        ---------    ---------

          Total Current Liabilities                        26,074       26,074
                                                        ---------    ---------

Stockholders's Equity (Deficit)

    Preferred Stock, no par value,10,000,000
       shares authorized none issued or outstanding          --           --
   Common Stock, no par value, 100,000,000 shares
       authorized 2,230,200 shares issued and
       outstanding in 2005 and 2004                       114,164      114,164
    Deficit accumulated during the exploration stage     (140,238)    (140,238)
                                                        ---------    ---------

Total Shareholders's Equity (Deficit)                     (26,074)     (26,074)
                                                        ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $    --      $    --
                                                        =========    =========


                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                     Three-Months Ended       August 6, 1996
                                           March 31,           Inception to
                                    ---------------------        March 31,
                                      2005         2004             2005
                                    ---------   ---------        ---------

Revenue:
    Rental Income                   $    --     $    --          $   5,000
                                    ---------   ---------        ---------

Total Income                             --          --              5,000
                                    ---------   ---------        ---------

Costs and Expenses:
     Amortization                        --          --             28,400
     Professional Fees                   --          --            107,866
     Other Expenses                      --          --              9,048
                                    ---------   ---------        ---------

Total Operating Expenses                 --          --            131,449
                                    ---------   ---------        ---------

Other Income/Expenses
     Interest Income                     --          --                 76
                                    ---------   ---------        ---------

Total Other Income/Expenses              --          --                 76
                                    ---------   ---------        ---------

Net Loss                            $    --     $    --          $(140,238)
                                    =========   =========        =========

Per Share Information:

     Weighted average number
     of common shares outstanding   2,230,200   2,230,200
                                    ---------   ---------

Net Loss per common share           *           *
                                    =========   =========

* Less than $.01

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2005

                                   (Unaudited)



                                         COMMON STOCKS          Deficit
                                     ---------------------- Accum. During    Total
                                                             Exploration  Stockholders'
                                    # of Shares   Amount       Stage        Equity
                                     ---------   ---------   ---------    ---------
Balance - August 8, 1996                  --     $    --     $    --      $    --

Issuance of stock for compensation     710,000      28,400        --         28,400
Issuance of stock for cash             100,000       4,000        --          4,000
Issuance of stock for cash             200,000       8,000        --          8,000
Net Loss for Year                         --          --        (6,448)      (6,448)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 1996          1,010,000      40,400      (6,448)      33,952
                                     ---------   ---------   ---------    ---------

Issuance of stock for compensation      20,200      20,200        --         20,200
Net Loss for Year                         --          --       (32,493)     (32,493)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 1997          1,030,200      60,600     (38,941)      21,659
                                     ---------   ---------   ---------    ---------

Additional Paid-In Capital                --         5,564        --          5,564
Net Loss for Year                         --          --       (12,792)     (12,792)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 1998          1,030,200      66,164     (51,733)      14,431
                                     ---------   ---------   ---------    ---------

Net Loss for Year                         --          --       (17,940)     (17,940)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 1999          1,030,200      66,164     (69,673)      (3,509)
                                     ---------   ---------   ---------    ---------

Issuance of stock for compensation   1,200,000      48,000        --         48,000
Net Loss for Year                         --          --       (48,000)     (48,000)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 2000          2,230,200     114,164    (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --           --
                                     ---------   ---------   ---------    ---------

Balance - December 31, 2001          2,230,200     114,164    (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --           --
                                     ---------   ---------   ---------    ---------

Balance - December 31, 2002          2,230,200     114,164    (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------

Net Loss for Year                         --          --        (8,700)      (8,700)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 2003          2,230,200     114,164    (126,373)     (12,209)
                                     ---------   ---------   ---------    ---------

Net Loss for Year                         --          --       (13,865)     (13,865)
                                     ---------   ---------   ---------    ---------

Balance - December 31, 2004          2,230,200     114,164    (140,238)     (26,074)
                                     ---------   ---------   ---------    ---------

Net Loss for Period                       --          --          --           --
                                     ---------   ---------   ---------    ---------

Balance - March 31, 2005             2,230,200   $ 114,164   $(140,238)   $ (26,074)
                                     =========   =========   =========    =========



                          See Accountants Review Report

                       BOULDER CAPITAL OPPORTUNITIES, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)

                                 Indirect Method

                                                                                       August 6, 1996
                                                            Three-Months Ended         (Inception) to
                                                                 March 31,                March 31,
                                                         -------------------------
                                                            2005           2004             2005
                                                         ---------       ---------       ---------
Cash Flows from Operating Activities:

     Net (Loss)                                          $    --         $    --         $(140,238)

     Stock issued for services                                --              --            96,600
     Amortization                                             --              --            28,400
     Adjustments to reconcile net loss to cash used by
        by operating activities
     (Decrease) increase in accounts payable                  --              --             8,374
                                                         ---------       ---------       ---------

Net Cash Used in Operating Activities                         --              --            (6,864)
                                                         ---------       ---------       ---------

Cash Flows from Investing Activities:

     Acquisition of organizational services                   --              --           (28,400)
                                                         ---------       ---------       ---------

Net Cash Used for Investing Activities                        --              --           (28,400)
                                                         ---------       ---------       ---------

Cash Flows from Financing Activities:

     Proceeds from Stockholders                               --              --            17,700
     Issuance of common stock                                 --              --            17,564
                                                         ---------       ---------       ---------

Net Cash Provided by Finacing Activities                      --              --            35,264
                                                         ---------       ---------       ---------

Net Increase in Cash & Cash Equivalents                       --              --              --

Beginning Cash & Cash Equivalents                             --              --              --
                                                         ---------       ---------       ---------

Ending Cash & Cash Equivalents                           $    --         $    --         $    --
                                                         =========       =========       =========

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                              $    --         $    --         $    --
                                                         =========       =========       =========
     Cash paid for Income Taxes                          $    --         $    --         $    --
                                                         =========       =========       =========

NON-CASH TRANSACTIONS
     Common stock issued for services                    $    --         $    --         $  96,600
                                                         =========       =========       =========

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and the period August 6, 1996 (inception) to March 31, 2005, and the related cash flows for the three-months ended March 31, 2005 and 2004 and the period August 6, 1996 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

Note 2 - Going Concern:

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: May 13, 2005
                                         By  /s/ Michael Delaney
                                             -----------------------------------
                                              Michael Delaney, President