Form 10QSB
period 2005-06-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2005-07-14
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  June 30, 2005
                                        --------------

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

As of June 30, 2005, 2,230,200 shares of common stock were outstanding.

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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS


                         SIX-MONTHS ENDED June 30, 2005
                                   (UNAUDITED)

                                  [LETTERHEAD]


                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have reviewed the accompanying balance sheet of Boulder Capital Opportunities II, Inc. as of June 30, 2005 and the related statement of operations for the six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005 and the related cash flows for the six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 13, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

/s/ David F. Lutz
---------------------------
David F Lutz, CPA
July 13, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                   (Unaudited)

                                                        June 30,    December 31,
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
                                                        =========    =========

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                     Six-Months Ended       August 6, 1996
                                           June 30,           Inception to
                                    ---------------------        June 30,
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

Net Loss per common share               *           *
                                    =========   =========

    * Less than $.01

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                  June 30, 2005

                                   (Unaudited)



                                         COMMON STOCKS              Deficit
                                     ----------------------       Accum. During          Total
                                                                   Exploration        Stockholders'
                                    # of Shares   Amount             Stage              Equity
                                     ---------   ---------         ---------          ---------
Balance - August 8, 1996                  --     $    --           $    --            $    --

Issuance of stock for compensation     710,000      28,400              --               28,400
Issuance of stock for cash             100,000       4,000              --                4,000
Issuance of stock for cash             200,000       8,000              --                8,000
Net Loss for Year                         --          --              (6,448)            (6,448)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 1996          1,010,000      40,400            (6,448)            33,952
                                     ---------   ---------         ---------          ---------

Issuance of stock for compensation      20,200      20,200              --               20,200
Net Loss for Year                         --          --             (32,493)           (32,493)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 1997          1,030,200      60,600           (38,941)            21,659
                                     ---------   ---------         ---------          ---------

Additional Paid-In Capital                --         5,564              --                5,564
Net Loss for Year                         --          --             (12,792)           (12,792)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 1998          1,030,200      66,164           (51,733)            14,431
                                     ---------   ---------         ---------          ---------

Net Loss for Year                         --          --             (17,940)           (17,940)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 1999          1,030,200      66,164           (69,673)            (3,509)
                                     ---------   ---------         ---------          ---------

Issuance of stock for compensation   1,200,000      48,000              --               48,000
Net Loss for Year                         --          --             (48,000)           (48,000)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 2000          2,230,200     114,164          (117,673)            (3,509)
                                     ---------   ---------         ---------          ---------

Net Loss for Year                         --          --                --                 --
                                     ---------   ---------         ---------          ---------

Balance - December 31, 2001          2,230,200     114,164          (117,673)            (3,509)
                                     ---------   ---------         ---------          ---------

Net Loss for Year                         --          --                --                 --
                                     ---------   ---------         ---------          ---------

Balance - December 31, 2002          2,230,200     114,164          (117,673)            (3,509)
                                     ---------   ---------         ---------          ---------

Net Loss for Year                         --          --              (8,700)            (8,700)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 2003          2,230,200     114,164          (126,373)           (12,209)
                                     ---------   ---------         ---------          ---------

Net Loss for Year                         --          --             (13,865)           (13,865)
                                     ---------   ---------         ---------          ---------

Balance - December 31, 2004          2,230,200     114,164          (140,238)           (26,074)
                                     ---------   ---------         ---------          ---------

Net Loss for Period                       --          --                --                 --
                                     ---------   ---------         ---------          ---------

Balance - March 31, 2005             2,230,200   $ 114,164         $(140,238)         $ (26,074)

Net Loss for Period                       --          --                --                 --

                                     =========   =========         =========          =========

Balance - June 30, 2005             2,230,200   $ 114,164         $(140,238)         $ (26,074)

Net Loss for Period                       --          --                --                 --

                                     =========   =========         =========          =========




                          See Accountants Review Report

                       BOULDER CAPITAL OPPORTUNITIES, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)

                                 Indirect Method

                                                                                       August 6, 1996
                                                            Six-Months Ended         (Inception) to
                                                                 June 30,                June 30,
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
                                                         =========       =========       =========

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005, and the related cash flows for the six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: July 13, 2005
                                         By  /s/ Michael Delaney
                                             -----------------------------------
                                              Michael Delaney, President