Form 10QSB/A
period 2005-06-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2005-11-21
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                           FORM 10-QSB AMENDMENT NO. 1

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

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ

We have reviewed the accompanying balance sheet for Boulder Capital Opportunities II, Inc. (an exploration stage company) for June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005, and for the period from August 6, 1996 (inception) to June 30, 2005, and cash flows for the six months ended June 30, 2005 and for the period from August 6, 1996 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report is dated March 8, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Jaspers + Hall, PC
----------------------
Jaspers + Hall, PC
November 17, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                   (Unaudited)

                                                                       Unaudited
                                                                   June 30,   December 31,
                                                                     2005         2004
                                                                  ---------    ---------
                                     ASSETS
Current Assets:
    Cash                                                          $    --      $    --
    Accounts Receivable                                                --           --
                                                                  ---------    ---------

        Total Current Assets                                           --           --
                                                                  ---------    ---------

TOTAL ASSETS                                                      $    --      $    --
                                                                  =========    =========


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                              $   8,374    $   8,374
    Advance from Stockholder                                         17,700       17,700
                                                                  ---------    ---------

        Total Current Liabilties                                     26,074       26,074
                                                                  ---------    ---------

 Stockholders Equity:
    Preferred Stock, no par value, 10,000,000 shares authorized        --           --
       None issued
    Common stock, no par value, 100,000,000 shares authorized       114,164      114,164
        2,230,200 shares issued and outstanding 2005 and 2004
     Deficit accumulated during the exploration stage              (140,238)    (140,238)
                                                                  ---------    ---------

        Total Stockholders' Equity                                  (26,074)     (26,074)
                                                                  ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $    --      $    --
                                                                  =========    =========


                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                     Three-Months Ended        Six-Months Ended    August 6, 1996
                                          June 30,                 June 30,        (Inception) to
                                    ---------------------   ---------------------     June 30,
                                       2005       2004        2005        2004          2005
                                    ---------   ---------   ---------   ---------   -----------
Revenue:
    Sales                           $    --     $    --     $    --     $--         $     5,000
                                    ---------   ---------   ---------   ---------   -----------

Total Income                             --          --          --          --           5,000
                                    ---------   ---------   ---------   ---------   -----------

Operating Expenses:
     Amortization                        --          --          --          --          28,400
     Professional Fees                   --          --          --          --          94,001
     Other Expenses                      --          --          --          --          22,913
                                    ---------   ---------   ---------   ---------   -----------

Total Operating Expenses                 --          --          --          --         145,314
                                    ---------   ---------   ---------   ---------   -----------

Other Income/Expense:
     Interest Income                     --          --          --          --              76
                                    ---------   ---------   ---------   ---------   -----------

Total Other Income/Expense               --          --          --          --              76
                                    ---------   ---------   ---------   ---------   -----------

Net Loss From Operations            $    --     $    --     $    --     $    --     $  (140,238)
                                    =========   =========   =========   =========   ===========

Per Share Information:

     Weighted average number
     of common shares outstanding   2,230,200   2,230,200   2,230,200   2,230,200
                                    ---------   ---------   ---------   ---------

Net Loss per common share           (*)         (*)         (*)         (*)
                                    =========   =========   =========   =========

* Less than $.01

                         See Accountants' Review Report


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                  June 30, 2005

                                   (Unaudited)

                                                                         Deficit
                                         COMMON STOCKS             Accum.
                                     ----------------------        During        Total
                                                                Exploration   Stockholders'
                                   # of Shares    Amount           Stage         Equity
                                     ---------   ---------       ---------      ---------

Balance - August 8, 1996                  --     $    --         $    --        $    --

Issuance of stock for compensation     710,000      28,400            --           28,400
Issuance of stock for cash             100,000       4,000            --            4,000
Issuance of stock for cash             200,000       8,000            --            8,000
Net Loss for Year                         --          --            (6,448)        (6,448)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 1996          1,010,000      40,400          (6,448)        33,952
                                     ---------   ---------       ---------      ---------

Issuance of stock for compensation      20,200      20,200            --           20,200
Net Loss for Year                         --          --           (32,493)       (32,493)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 1997          1,030,200      60,600         (38,941)        21,659
                                     ---------   ---------       ---------      ---------

Additional Paid-In Capital                --         5,564            --            5,564
Net Loss for Year                         --          --           (12,792)       (12,792)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 1998          1,030,200      66,164         (51,733)        14,431
                                     ---------   ---------       ---------      ---------

Net Loss for Year                         --          --           (17,940)       (17,940)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 1999          1,030,200      66,164         (69,673)        (3,509)
                                     ---------   ---------       ---------      ---------

Issuance of stock for compensation   1,200,000      48,000            --           48,000
Net Loss for Year                         --          --           (48,000)       (48,000)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 2000          2,230,200     114,164        (117,673)        (3,509)
                                     ---------   ---------       ---------      ---------

Net Loss for Year                         --          --              --             --
                                     ---------   ---------       ---------      ---------

Balance - December 31, 2001          2,230,200     114,164        (117,673)        (3,509)
                                     ---------   ---------       ---------      ---------

Net Loss for Year                         --          --              --             --
                                     ---------   ---------       ---------      ---------

Balance - December 31, 2002          2,230,200     114,164        (117,673)        (3,509)
                                     ---------   ---------       ---------      ---------

Net Loss for Year                         --          --            (8,700)        (8,700)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 2003          2,230,200     114,164        (126,373)       (12,209)
                                     ---------   ---------       ---------      ---------

Net Loss for Year                         --          --           (13,865)       (13,865)
                                     ---------   ---------       ---------      ---------

Balance - December 31, 2004          2,230,200     114,164        (140,238)       (26,074)
                                     ---------   ---------       ---------      ---------

Net Loss for Period                       --          --              --             --
                                     ---------   ---------       ---------      ---------

Balance - June 30, 2005              2,230,200   $ 114,164       $(140,238)     $ (26,074)
                                     =========   =========       =========      =========

                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
                                 Indirect Method

                                   (Unaudited)

                                                       Six-Months Ended    August 6, 1996
                                                           June 30,        (Inception) to
                                                     ---------------------     June 30,
                                                      2005        2004          2005
                                                     ---------   ---------   ---------
Cash Flows from Operating Activities:

     Net (Loss)                                       $--         $--         $(140,238)

    Stock issued for services                              --          --        96,600
    Amortization                                           --          --        28,400
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Decrease) increase in accounts payable               --          --         8,374
                                                      ---------   ---------   ---------

Net Cash Used by Operating Activities                      --          --        (6,864)
                                                      ---------   ---------   ---------

Cash Flows from Investing Activities:

     Acquisition of organizational services                --          --       (28,400)
                                                      ---------   ---------   ---------

Net Cash Used for Investing Activities                     --          --       (28,400)
                                                      ---------   ---------   ---------

Cash Flows from Financing Activities:
     Proceeds from advance from stockholder                --          --        17,700
     Proceeds from stock issuance                          --          --        17,564
                                                      ---------   ---------   ---------

Net Cash Provided by Financing Activities                  --          --        35,264
                                                      ---------   ---------   ---------

Net Increase in Cash & Cash Equivalents                    --          --          --

Beginning Cash & Cash Equivalents                          --          --          --
                                                      ---------   ---------   ---------

Ending Cash & Cash Equivalents                        $--         $--         $    --
                                                      =========   =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                           $--         $--         $    --
                                                      =========   =========   =========
     Cash paid for Income Taxes                       $--         $--         $    --
                                                      =========   =========   =========

NON-CASH TRANSACTIONS
     Common stock issued for services                 $--         $--         $  96,600
                                                      =========   =========   =========

                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005, and the related cash flows for the six-months ended June 30, 2005 and 2004 and the period August 6, 1996 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: November 21, 2005
                                         By  /s/ Michael Delaney
                                             -----------------------------------
                                              Michael Delaney, President