Form 10QSB
period 2005-09-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2005-11-21
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  September 30, 2005
                                        ------------------

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of September 30, 2005, 2,430,200 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:                    Yes [ ] No [ ]

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

     We will focus our attention on drilling primarily in the same specific geographical area in which we plan to acquire interests. We plan to concentrate our activities in the Western United States. We plan to utilize various reporting services such as Petroleum Information and our contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of our initial efforts will be to acquire leases with a minimum of capital outlay, we will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to us and at little or no capital outlay. At the present time, we have been looking for leases which meet the above-mentioned criteria but has not yet identified any lease situations which we believe would be appropriate for acquisition, except as identified below.

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

     On November 1, 2005, we acquired a four percent (4%) interest in the Oil, Gas and Mineral Leases held by Petroleum Resource Management Company of Houston Texas, including rights of ingress and egress thereto and all the wells and equipment associated therewith. Otherwise, at the present time we have not identified any oil or gas business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning any business matter. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ

We have reviewed the accompanying balance sheet for Boulder Capital Opportunities II, Inc. (an exploration stage company) for September 30, 2005 and the related statements of operations for the three and nine-months ended September 30, 2005, and for the period from August 6, 1996 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and for the period from August 6, 1996 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report is dated March 8, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Jaspers + Hall, PC
----------------------
Jaspers + Hall, PC
November 17, 2005

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                   (Unaudited)

                                                                       Unaudited
                                                                  September 30,  December 31,
                                                                       2005         2004
                                                                    ---------    ---------
                                     ASSETS:

Current Assets:
    Cash                                                            $     314    $    --
    Prepaid Expenses                                                    2,500         --
                                                                    ---------    ---------

        Total Current Assets                                            2,814         --
                                                                    ---------    ---------

Other Assets:
   Deposits                                                             2,500         --
                                                                    ---------    ---------

      Total Other Assets                                                2,500         --
                                                                    ---------    ---------

TOTAL ASSETS                                                        $   5,314    $    --
                                                                    =========    =========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
    Accounts Payable                                                $  15,240    $   8,374
    Advance from Stockholder                                            8,200       17,700
                                                                    ---------    ---------

        Total Current Liabilties                                       23,440       26,074
                                                                    ---------    ---------

 Stockholders Equity (Deficit):
    Preferred Stock, no par value, 10,000,000 shares authorized          --           --
       None issued
    Common stock, no par value, 100,000,000 shares authorized         144,164      114,164
        2,430,200 shares issued and outstanding in September 2005
        2,230,200 shares issued and outstanding December 2004
    Common stock shares to be issued (260,000 shares)                   2,600         --
     Deficit accumulated during the exploration stage                (164,890)    (140,238)
                                                                    ---------    ---------
                                                                    ---------    ---------

        Total Stockholders' Equity (Deficit)                          (18,126)     (26,074)
                                                                    ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $   5,314    $    --
                                                                    =========    =========

                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                      Three-Months Ended           Nine-Months Ended    August 6, 1996
                                         September 30,                September 30,     (Inception) to
                                    ------------------------   ------------------------  September 30,
                                       2005          2004          2005         2004         2005
                                    -----------    ---------   -----------    ---------   -----------
Revenue:
    Sales                           $      --      $--         $      --      $--         $     5,000
                                    -----------    ---------   -----------    ---------   -----------

Total Income                               --           --            --           --           5,000
                                    -----------    ---------   -----------    ---------   -----------

Operating Expenses:
     Rent                                 7,500         --           7,500         --           7,500
     Consulting                           2,600         --           2,600         --           2,600
     Amortization                          --           --            --           --          28,400
     Professional Fees                   13,561         --          13,561         --         107,562
     Other Expenses                         750         --             750         --          23,663
                                    -----------    ---------   -----------    ---------   -----------

Total Operating Expenses                 24,411         --          24,411         --         169,725
                                    -----------    ---------   -----------    ---------   -----------

Other Income/Expense:
     Interest Expense                      (241)        --            (241)        --            (241)
     Interest Income                       --           --            --           --              76
                                    -----------    ---------   -----------    ---------   -----------

Total Other Income/Expense                 (241)        --            (241)        --            (165)
                                    -----------    ---------   -----------    ---------   -----------

Net Loss From Operations            $   (24,652)   $    --     $   (24,652)   $    --     $  (164,890)
                                    ===========    =========   ===========    =========   ===========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,263,534    2,230,200     2,263,534    2,230,200
                                    -----------    ---------   -----------    ---------

Net Loss per common share                   (*)    (*)                 (*)    (*)
                                    ===========    =========   ===========    =========

* Less than $.01


                         See Accountants' Review Report


                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                    Statement Stockholders' Equity (Deficit)
                               September 30, 2005

                                   (Unaudited)

                                                                         Deficit
                                         COMMON STOCKS                   Accum.
                                     ---------------------               During        Total
                                                            Shares to  Exploration  Stockholders'
                                   # of Shares    Amount    be Issued     Stage        Equity
                                     ---------   ---------   ---------   ---------    ---------
Balance - August 8, 1996                  --     $    --     $    --     $    --      $    --

Issuance of stock for compensation     710,000      28,400        --          --         28,400
Issuance of stock for cash             100,000       4,000        --          --          4,000
Issuance of stock for cash             200,000       8,000        --          --          8,000
Net Loss for Year                         --          --          --        (6,448)      (6,448)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1996          1,010,000      40,400        --        (6,448)      33,952
                                     ---------   ---------   ---------   ---------    ---------

Issuance of stock for compensation      20,200      20,200        --          --         20,200
Net Loss for Year                         --          --          --       (32,493)     (32,493)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1997          1,030,200      60,600        --       (38,941)      21,659
                                     ---------   ---------   ---------   ---------    ---------

Additional Paid-In Capital                --         5,564        --          --          5,564
Net Loss for Year                         --          --          --       (12,792)     (12,792)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1998          1,030,200      66,164        --       (51,733)      14,431
                                     ---------   ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --       (17,940)     (17,940)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1999          1,030,200      66,164        --       (69,673)      (3,509)
                                     ---------   ---------   ---------   ---------    ---------

Issuance of stock for compensation   1,200,000      48,000        --          --         48,000
Net Loss for Year                         --          --          --       (48,000)     (48,000)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 2000          2,230,200     114,164        --      (117,673)      (3,509)
                                     ---------   ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --          --           --
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 2001          2,230,200     114,164        --      (117,673)      (3,509)
                                     ---------   ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --          --           --
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 2002          2,230,200     114,164        --      (117,673)      (3,509)
                                     ---------   ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --        (8,700)      (8,700)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 2003          2,230,200     114,164        --      (126,373)     (12,209)
                                     ---------   ---------   ---------   ---------    ---------

Net Loss for Year                         --          --          --       (13,865)     (13,865)
                                     ---------   ---------   ---------   ---------    ---------

Balance - December 31, 2004          2,230,200     114,164        --      (140,238)     (26,074)
                                     ---------   ---------   ---------   ---------    ---------

Issuance of stock for cash             200,000      30,000        --          --         30,000
Shares to be issued for services          --          --         2,600        --          2,600
Net Loss for Period                       --          --          --       (24,652)     (24,652)
                                     ---------   ---------   ---------   ---------    ---------

Balance - September 30, 2005         2,430,200   $ 144,164   $   2,600   $(164,890)   $ (18,126)
                                     =========   =========   =========   =========    =========


                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
                                 Indirect Method

                                   (Unaudited)


                                                           For the Nine-Months Ended      August 6, 1996
                                                                  September 30,           (Inception) to
                                                        ------------------------------     September 30,
                                                            2005              2004             2005
                                                        ------------      ------------     ------------
Cash Flows from Operating Activities:

     Net (Loss)                                         $    (24,652)     652$ -           $   (164,890)

    Stock issued for services                                   --                --             96,600
    Common stock shares to be issued for services              2,600                              2,600
    Amortization                                                --                --             28,400
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Increase) prepaid expenses                              (2,500)                            (2,500)
     (Increase) deposits                                      (2,500)             --             (2,500)
     (Decrease) increase in accounts payable                   6,866              --             15,240
                                                        ------------      ------------     ------------

Net Cash Used by Operating Activities                        (20,186)             --            (27,050)
                                                        ------------      ------------     ------------

Cash Flows from Investing Activities:

     Acquisition of organizational services                     --                --            (28,400)
                                                        ------------      ------------     ------------

Net Cash Used for Investing Activities                          --                --            (28,400)
                                                        ------------      ------------     ------------

Cash Flows from Financing Activities:
     Proceeds from advance from stockholder                     --                --             17,700
     Payment on advance from stockholder                      (9,500)             --             (9,500)
     Proceeds from stock issuance for cash                    30,000              --             47,564
                                                        ------------      ------------     ------------

Net Cash Provided by Financing Activities                     20,500              --             55,764
                                                        ------------      ------------     ------------

Net Increase in Cash & Cash Equivalents                          314              --                314

Beginning Cash & Cash Equivalents                               --                --               --
                                                        ------------      ------------     ------------

Ending Cash & Cash Equivalents                          $        314      314$ -           $        314
                                                        ============      ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                             $       --        -$ -                     -$ -
                                                        ============      ============     ============
     Cash paid for Income Taxes                         $       --        -$ -                     -$ -
                                                        ============      ============     ============

NON-CASH TRANSACTIONS
     Common stock issued for services                   $       --        $       --       $     96,600
                                                        ============      ============     ============

                         See Accountants' Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and 2004 and the period August 6, 1996 (inception) to September 30, 2005, and the related cash flows for the nine-months ended September 30, 2005 and 2004 and the period August 6, 1996 (inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Subsequent Event:

On November 1, 2005, the Company acquired a four percent (4%) interest in the Oil, Gas and Mineral Leases held by Petroleum Resource Management Company of Houston Texas for good and valuable consideration in the amount of $10, including rights of ingress and egress thereto and all the wells and equipment associated therewith.

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