Form 10KSB
period 2005-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2006-04-13
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the year ended December 31, 2005
                                         -----------------


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No: 0-21847
                                               -------

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                     ---------------------------------------
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

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No []

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,430,200 as of March 15, 2006.

References in this document to "us," "we," "our," or "the Company" refer to Boulder Capital Opportunities II, Inc. its predecessors and its subsidiaries.


                                 PART I

RISK FACTORS

We have no operating history and have never been profitable.
------------------------------------------------------------
We were formed as a Colorado business entity in August, 1996. At the present time, we are in the development stage company and only minimally capitalized. We have not engaged in any substantial business activity, and have no successful operating history. There can be no guarantee that we will ever be profitable.

Our accountants have expressed a going concern qualification in our financials.
-------------------------------------------------------------------------------
We have never had operations. We may never generate sufficient revenues to fund our operations. We may never generate positive cash flow or attain profitability in the future. Our accountants have expressed substantial doubt as to its ability to continue as a going concern.

We have a lack of liquidity and will need additional financing.
---------------------------------------------------------------
We presently have no substantial liquidity. As a result, we expect to experience a lack of liquidity until and unless we can obtain additional financing. It is expected that we will need additional financing of some type, which it does not now possess, to develop any of our operations. We expect to rely principally upon joint venture and lease plays for additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with its proposed plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the shareholders' investment.

We expect to have challenges in developing our operations.
----------------------------------------------------------
The results of our operations will depend, among other things, upon our ability to develop our business plan. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse affect on our viability as an entity.

We are essentially a start-up company and should be considered an inherently
----------------------------------------------------------------------------
risky investment.
-----------------
Because we have no history, we can be considered essentially a start-up company. The operations in which we propose to engage in, the oil and gas business, is an extremely risky business, subject to numerous risks. Many of these risks cannot be foreseen at this time. Therefore, investors should consider an investment in us to be an extremely risky venture, for which they could reasonably be expected to lose their entire investment.

Oil and gas markets are extremely volatile.
-------------------------------------------
Oil and gas markets have historically been extremely volatile. While in the past few years, the price of oil and gas has stabilized, there is no assurance that in the future prices for oil and gas production may become volatile in the future.

We expect to compete for Suitable Prospects or Producing Properties.
--------------------------------------------------------------------
Competition for prospects and production properties typically is intense. We will be competing with a number of other potential brokers to identify purchasers of prospects and producing properties, most of which will have greater financial resources than us. The bidding for prospects is customarily intense, with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire prospects, Low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for us to broker or acquire.

We expect to be otherwise subject to substantial competition.
-------------------------------------------------------------
Our proposed business is highly competitive, and we will be competing with numerous established companies having substantially greater financial resources and experience than us. There can be no guarantee that we will ever be able to compete successfully.

Defects in title to properties could cause us problems.

It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. If the title to the prospects should prove to be defective, we could incur substantial costs for curative title work.

We will not be able to insure against all risks.
------------------------------------------------
We will not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or other reasons.

We expect federal and state taxation to have a significant impact on us.
------------------------------------------------------------------------
Federal and state income tax laws are of particular significance to the oil and gas industry. The "windfall profits tax" adopted in the 1980's reduces the profits which may be realized by us in the production of crude oil. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which we may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects us.

We are subject to be subject to substantial government regulation.
------------------------------------------------------------------
The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

There is no present market for our securities.
----------------------------------------------
There is at present no market for our shares, and there can be no assurance that a significant trading market will develop in the future for these securities. As a result, an investor must consider his investment to be essentially illiquid. Each investor must be prepared to hold his investment for an indefinite period of time unless an active market develops in some or all of the securities.

We have never paid any dividends and do not expect to pay dividends in the
--------------------------------------------------------------------------
future.
-------
We have not paid any dividends on our common stock. There can be no assurance that our business operations will generate sufficient income to allow it to pay dividends in the future.


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     We were incorporated under the laws of the State of Colorado on August 8, 1996. As of the date of this report on Form 10-KSB, we are still in the development stage. To date our primary activities have been organizational ones, directed at developing our business plan and raising our initial capital. We are in the oil and gas business. We have no full-time employees and own no real estate other than our mineral leases.

     On December 17, 1997, control of us passed to Michael Delaney, who paid cash consideration of $11,359 for a total of 627,965 common shares, which was a total of approximately 61% of our shares. Mr. Delaney was also named our President, Secretary, and sole Director at that time, and the former Officer and Director resigned.

     On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in January, 2006.

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

BACKLOG

     At December 31, 2005, we had no backlogs.

EMPLOYEES

     At as of the date hereof, we have two employees, our President, Mr. Delaney and our Secretary, Mr. Parker, neither of whom presently receives any compensation. We do not plan to hire employees in the future.

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

SUBSEQUENT EVENT

         We completed a private placement in November, 2005. We raised $85,200 with the sale of common shares. The common shares have not yet been issued.

ITEM 2. DESCRIPTION OF PROPERTY.


         On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in January, 2006.

     Our headquarters are at P.O. Box 12483, Chandler, Arizona 85248, which is the address of our President. Our telephone number is (480)792-6603.We maintain a satellite office in Houston, Texas. It is located at 651 Bering, Suite 2002, Houston, Texas 77057. We have rented this office from a company owned by one of our shareholders. We pay $2,500 per month on a one year lease which began in July, 2005. Otherwise, we do not maintain any other facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2005.


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

         On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in January, 2006. Otherwise, no leases or clients have been identified at this time.

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

         We completed a private placement in November, 2005. We raised $85,200 with the sale of common shares. The common shares have not yet been issued.

     We will not be required to raise additional funds, nor will our shareholders be required to advance funds in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

     Financial statements for the years ended December 31, 2005 and 2004 are presented in a separate section of this report following Item 14.

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

ITEM 8B. OTHER INFORMATION.

     Nothing to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

             Name             Age           Positions Held and Tenure
     -------------------      ---           ---------------------------------

     Michael J. Delaney        51           President, Treasurer and
                                            Director

     Douglas Parker            53           Secretary and Director

     The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers or any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     Our directors and officers will devote his time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Michael Delaney, President, Treasurer and Director. In January, 1998, he became our President, Secretary, and sole Director. Since 1980, Mr. Delaney has also been the owner and president of MD Sales, a sales representative and consulting firm for various companies in product development, sales, and marketing. Mr. Delaney has served as a Director of Maui Capital Corporation from 1988 to 1995 and of Parkway Capital Corporation from 1988 to 1994.

Douglas Parker has been Secretary and a Director of our company since December, 2005. From 2004 to the present, he has also been the Chief Financial Officer of Production Enhancement Group, which is a private oil field services company. From 2004 to 2005, he was also the Chief Financial Officer of IIBEX Holdings, Inc, and its predecessor IIBEX, Ltd., a merchant banking firm. From August, 2003 to December 2004, he was the Chief Financial Officer and Senior Vice President of Operations of Tribune Direct, Inc., of Houston, Texas, a private company in the funeral products industry. From August, 2003 to December, 2003, he was also involved as a consultant to EPCglobal, Inc., a private United Kingdom company involved in engineering staffing. From January, 2003 to July, 2003, he was Chief Executive Officer and President of Pliant Technologies, Inc., of Houston, Texas, a private start-up software company. From 1995 to 2002, he was Chief Financial Officer and Corporate Controller of FS Strategies/Talent Tree, a nationwide private commercial staffing company with a primary focus on clerical, light industrial, health services, and information technology. He was also previously involved in the petroleum industry. Has been a Director of Tradestar Services, Inc., a public staffing company, since January, 2004. He is a Certified Public Accountant - Texas. Mr. Parker has an MBA, Finance and Taxation and a BBA, Accounting from the University of Houston. He currently devotes on an as needed basis to our business, which generally amounts to about five hours per month.

Compliance With Section 16(a) of the Exchange Act.

Mr. Delaney made a late filing of his Form 4 and Form 5 for the fiscal year. Mr. Parker made a late filing of his Forms 3 and 5 for the fiscal year ended December 31, 2005. Otherwise, we have no report to give with respect to any matters involving compliance with Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

     Our directors and officers received no remuneration from us during the fiscal year. Otherwise, until we acquire additional capital, our officers and directors will receive compensation from us for reimbursement only of out-of-pocket expenses. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 15, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding our Common Stock. Also included are the shares held by all executive officers and directors as a group.

Name and                      Number of Shares              Percent of
Address                       Owned Beneficially            Class Owned
-----------------------       ------------------            -----------

Michael J. Delaney                 1,253,965                      52%
P.O. Box 12483
Chandler, Arizona 85248

Douglas Parker                       100,000                       4%
P.O. Box 12483
Chandler, Arizona 85248

All directors and
executive officers
(2 persons)                        1,353,965                      56%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Loans

     As of December 31, 2005, the Company owed several shareholders a total of $17,700 for prior advances. None of this indebtedness currently bears interest.

Lease

     We maintain a satellite office in Houston, Texas. It is located at 651 Bering, Suite 2002, Houston, Texas 77057. We have rented this office from a company owned by one of our shareholders. We pay $2,500 per month on a one year lease which began in July, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

     The Exhibits listed below are filed as part of this Annual Report.

      Exhibit No.                              Document
     ------------        ----------------------------------------------------

           3.1 *         Articles of Incorporation
           3.2 *         Bylaws
           4.1 *         Specimen Certificate
          10.1           Partial Assignment and Bill of Sale of Oil, Gas and
                           Mineral Leases
          31.1           Certification of CEO/CFO pursuant to Sec. 302
          32.1           Certification of CEO/CFO pursuant to Sec. 906

     * Previously filed.

     We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Jaspers + Hall, PC, Certified Public Accountants, billed an aggregate of $1,000 for the year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                        For Years Ended December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ


We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2005 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company), were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated March 8, 2005.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

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



/s/ JASPERS + HALL, PC
----------------------
JASPERS + HALL, PC

March 27, 2006

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets


                                                                         Audited
                                                                       December 31,  Audited
                                                                          2005         2004
                                                                        ---------    ---------
ASSETS

   Current Assets:
      Cash                                                              $  37,184    $    --
                                                                        ---------    ---------

Total Current Assets                                                       37,184         --
                                                                        ---------    ---------

    Other Assets:
       Rent Deposit                                                         2,500
       Purchase of Oil Leases                                              20,000         --
                                                                        ---------    ---------

Total Other Assets                                                         22,500         --
                                                                        ---------    ---------

TOTAL ASSETS                                                            $  59,684    $    --
                                                                        =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                 $    --      $   8,374
       Notes Payable - Stockholder                                           --         17,700
                                                                        ---------    ---------

Total Current Liabilities                                                    --         26,074
                                                                        ---------    ---------

Stockholders' Equity

     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued or outstanding
    Common stock, no par value, 100,000,000 shares
       authorized, 2,430,200 issued and outstanding December 31, 2005     144,164      114,164
        2,230,000 shares issued and outstanding December 31, 2004
     Stocks to be issued                                                   85,200
    Deficit accumulated during the
      exploration stage                                                  (169,680)    (140,238)
                                                                        ---------    ---------

Total Stockholders' Equity                                                 59,684      (26,074)
                                                                        ---------    ---------

TOTAL LIABILITES & STOCKHOLDERS' EQUITY                                 $  59,684    $    --
                                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations


                                          Year Ended             August 6, 1996
                                          December 31,           (Inception) to
                                    --------------------------    December 31,
                                        2005           2004          2005
                                    -----------    -----------    -----------

Revenue:
    Rental Income                   $      --      $      --      $     5,000
                                    -----------    -----------    -----------

Total Income                               --             --            5,000
                                    -----------    -----------    -----------

Costs and Expenses:
     Amortization                          --             --           28,400
     Professional Fees                   11,586           --          105,587
     Other Expenses                      17,856         13,865         40,769
                                    -----------    -----------    -----------

Total Operating Expenses                 29,442         13,865        174,756
                                    -----------    -----------    -----------

Other Income and Expenses:
     Interest Income                       --             --               76
                                    -----------    -----------    -----------

Total Other Income & Expenses              --             --               76
                                    -----------    -----------    -----------

Net Loss                            $   (29,442)   $   (13,865)   $  (169,680)
                                    ===========    ===========    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,297,597      2,230,200
                                    -----------    -----------

Net Loss per common share           $     (0.01)             *
                                    ===========    ===========


* Less than $.01

   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                December 31, 2005



                                         COMMON STOCKS                     Deficit
                                     ----------------------             Accum. During    Total
                                                             Stocks to    Exploration  Stockholders'
                                   # of Shares     Amount    Be Issued      Stage       Equity
                                     ---------   ---------   ---------    ---------    ---------

Balance - August 8, 1996                  --     $    --     $    --      $    --      $    --
Issuance of stock for compensation     710,000      28,400        --           --         28,400
Issuance of stock for cash             100,000       4,000        --           --          4,000
Issuance of stock for cash             200,000       8,000        --           --          8,000
Net Loss for Period                       --          --          --         (6,448)      (6,448)
                                     ---------   ---------   ---------    ---------    ---------

Balance - August 31, 1996            1,010,000      40,400        --         (6,448)      33,952
                                     ---------   ---------   ---------    ---------    ---------

Issuance of stock for compensation      20,200      20,200        --           --         20,200
Net Loss for the Year                     --          --          --        (32,493)     (32,493)
                                     ---------   ---------   ---------    ---------    ---------

Balance - August 31, 1997            1,030,200      60,600        --        (38,941)      21,659
                                     ---------   ---------   ---------    ---------    ---------

Additional paid-in capital                --         5,564        --           --          5,564
Net Loss for the Year                     --          --          --        (12,792)     (12,792)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 1998          1,030,200      66,164        --        (51,733)      14,431
                                     ---------   ---------   ---------    ---------    ---------

Net Loss for the Year                     --          --          --        (17,940)     (17,940)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 1999          1,030,200      66,164        --        (69,673)      (3,509)
                                     ---------   ---------   ---------    ---------    ---------

Issuance of stock for compensation   1,200,000      48,000        --           --         48,000
Net Loss for the Year                     --          --          --        (48,000)     (48,000)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2000          2,230,200     114,164        --       (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------    ---------

Net Loss for the Year                     --          --          --           --           --
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2001          2,230,200     114,164        --       (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------    ---------

Net Loss for the Year                     --          --          --           --           --
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2002          2,230,200     114,164        --       (117,673)      (3,509)
                                     ---------   ---------   ---------    ---------    ---------

Net Loss for the Year                     --          --          --         (8,700)      (8,700)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2003          2,230,200     114,164        --       (126,373)     (12,209)
                                     ---------   ---------   ---------    ---------    ---------

Net Loss for the Year                     --          --          --        (13,865)     (13,865)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2004          2,230,200     114,164        --       (140,238)     (26,074)
                                     ---------   ---------   ---------    ---------    ---------

Stock issued for cash                  200,000      30,000        --           --         30,000
Stocks to be Issued                       --          --        85,200         --         85,200
Net Loss for the Year                     --          --       (29,442)     (29,442)
                                     ---------   ---------   ---------    ---------    ---------

Balance - December 31, 2005          2,430,200   $ 144,164   $  85,200    $(169,680)   $  59,684
                                     =========   =========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow

                                 Indirect Method


                                                       Year Ended           August 6, 1996
                                                       December 31,         (Inception) to
                                                   ----------------------    December 31,
                                                      2005        2004          2005
                                                   ---------    ---------    ---------
Cash Flows from Operating Activities:

     Net Loss                                      $ (29,442)   $ (13,865)   $(169,680)

    Stock issued for services                           --           --         96,600
    Adjustment to reconcile net loss to net
       cash provided by operating activities
    Amortization                                        --           --         28,400
    (Increase) Rent deposit                           (2,500)      (2,500)
    Increase (Decrease) in Accounts Payable           (8,374)       4,865         --
                                                   ---------    ---------    ---------

Net Cash  Used In Operating Activities               (40,316)      (9,000)     (47,180)
                                                   ---------    ---------    ---------

Cash Flows from Investing Activities:
     Acquisition of Oil Leases                       (20,000)        --        (20,000)
     Acquisiton of organizational services              --           --        (28,400)
                                                   ---------    ---------    ---------

Net Cash used in Investing Activities                (20,000)        --        (48,400)
                                                   ---------    ---------    ---------

Cash Flows from Financing Activities:

    Proceeds from Stockholders                          --          9,000       17,700
    Payment of Notes Payable                         (17,700)        --        (17,700)
    Stocks to be issued                               85,200       85,200
    Issuance of stock                                 30,000         --         47,564
                                                   ---------    ---------    ---------

Net Cash Provided by Finacing Activities              97,500         --        132,764
                                                   ---------    ---------    ---------

Net Increase in Cash & Cash Equivalents               37,184         --         37,184
                                                   ---------    ---------    ---------

Beginning Cash & Cash Equivalents                       --           --           --
                                                   ---------    ---------    ---------

Ending Cash & Cash Equivalents                     $  37,184    $    --      $  37,184
                                                   =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                        $    --      $    --      $    --
                                                   =========    =========    =========
     Cash paid for Income Taxes                    $    --      $    --      $    --
                                                   =========    =========    =========

NON-CASH TRANSACTIONS
    Stock issued for compensation                  $    --      $    --      $  96,600
                                                   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on August 6, 1996, in the state of Colorado. The Company is in the exploration stages and was originally organized for the purpose of operating as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has changed its focus and is now in the oil and gas business, with an emphasis on acquisition of producing properties. We maintain a satellite office in Houston, Texas which is leased for $2,500 per month on a one year lease. The Company's fiscal year end is December 31.

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods. No securities were included in the computation of diluted net earnings per share as their effect would have been anti-dilutive.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

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

Deferred tax assets:
         Net operating loss carryforwards                     $ 169,680
         Valuation allowance                                   (169,680)
                                                              ----------
         Net deferred tax assets                              $       0
                                                              ==========

At December 31, 2005, the Company had net operating loss carryforwards of approximately $169,680 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2005 of $169,680.

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

Note 4 - Capital Stock Transactions:

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued 200,000 shares of common stock during the year ended December 31, 2005. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued. In November 2005 the Company did a Private Placement of common stocks and have received Capital Investments of $85,200 for 552,003 shares of common stock to be issued in 2006

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005




Note 5 - Segment Information:

Boulder Capital Opportunities II, Inc. operates primarily in a single operating segment, the capital marketing access business for the purpose of merger and acquisitions in the gas and oil business.

Note 6 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):

effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 7 - Subsequent Event:

The Company has raised an additional $35,000 as of February 3, 2006 when the offering was closed, for an additional 233,334 shares of common stock to be issued in March 2006.

Note 8 - Oil and Gas Leases:

In November 2005 the Company issued a check for $20,000 to Michael Hopkins (Petroleum Resource Management Company) to purchase of a 4% interest in twelve mineral leases located in Jasper County, Texas. The properties have not been improved as of December 31, 2005.

                                   Signatures

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
    -------------------------------------
    Michael J. Delaney
    Director, Principal Executive Officer,
    and Principal Financial Officer

Date: April 12, 2006


By: /s/ Douglas Parker
    -------------------------------------
    Douglas Parker
    Director


Date: April 12, 2006