Form 10QSB
period 2006-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2006-05-12
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended:  March 31, 2006
                                        --------------

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

As of May 11, 2006, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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

     On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. Otherwise, no leases or clients have been identified at this time.

     For the fiscal quarter ended March 31, 2006, we had no revenue, as compared to no revenue for the fiscal quarter ended March 31, 2005.

     For the fiscal quarter ended March 31, 2006, we had a total of $14,448 in operating expenses, as compared to no operating expenses for the fiscal quarter ended March 31, 2005. The operating expenses in the fiscal quarter ended March 31, 2006 were essentially related to professional fees and rental charges.

     For the fiscal quarter ended March 31, 2006, we had a net loss of $14,448, or $(0.01) per share, as compared to no net loss for the fiscal quarter ended March 31, 2005. We had no activity for the fiscal quarter ended March 31, 2005.

     Our plan is to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. Leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We also plan in the future to act as a broker for lease situations involving third parties.

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

     At the present time we have not identified any additional oil or gas business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning any business matter. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our plan of operations for the remainder of the fiscal year is to continue to carry out our plan of business discussed above. This includes seeking to complete a merger or acquisition transaction for oil or gas properties.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, we had a total of $22,736 in cash. As of March 31, 2005, we had no cash. We completed a private placement in November, 2005. We raised $85,200 with the sale of common shares. The common shares issued after March 31, 2006.

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

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        THREE-MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                       Unaudited     Audited
                                                       March 31,   December 31,
                                                          2006         2005
                                                       ---------    ---------

ASSETS

   Current Assets:
      Cash                                             $  22,736    $  37,184
      Accounts Receivable                                   --           --
                                                       ---------    ---------
         Total Current Assets                             22,736       37,184
                                                       ---------    ---------

   Other Assets:
      Rent Deposit                                         2,500        2,500
      Undeveloped Oil Leases                              20,000       20,000
                                                       ---------    ---------
        Total Other Assets                                22,500       22,500
                                                       ---------    ---------

TOTAL ASSETS                                           $  45,236    $  59,684
                                                       =========    =========

STOCKHOLDERS' EQUITY

Stockholders' Equity

    Preferred Stock, no par value,10,000,000
       shares authorized none issued or
       outstanding                                          --           --
   Common Stock, no par value, 100,000,000 shares
       authorized 2,430,200 shares issued and
       outstanding at March 31, 2006 and
       December 31, 2005                                 144,164      144,164
   Stock to be issued                                     85,200       85,200
    Deficit accumulated during the exploration stage    (184,128)    (169,680)
                                                       ---------    ---------

Total Shareholders' Equity                                45,236       59,684
                                                       ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                             $  45,236    $  59,684
                                                       =========    =========

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                            Statements of Operations

                                   (Unaudited)


                                       Three-Months Ended     August 6, 1996
                                            March 31,          Inception to
                                    ------------------------     March 31,
                                       2006          2005         2006
                                    -----------    ---------   -----------

Revenue:
    Rental Income                   $      --      $    --     $     5,000
                                    -----------    ---------   -----------

Total Income                               --           --           5,000
                                    -----------    ---------   -----------

Costs and Expenses:
     Amortization                          --           --          28,400
     Professional Fees                    6,250         --         111,837
     General and Admnistrative            8,198         --          48,967
                                    -----------    ---------   -----------

Total Operating Expenses                 14,448         --         189,204
                                    -----------    ---------   -----------

Other Income/Expenses
     Interest Income                       --           --              76
                                    -----------    ---------   -----------

Total Other Income/Expenses                --           --              76
                                    -----------    ---------   -----------

Net Loss                            $   (14,448)   $    --     $  (184,128)
                                    ===========    =========   ===========

Per Share Information:

     Weighted average number
     of common shares outstanding     2,430,200    2,230,200
                                    -----------    ---------

Net Loss per common share           $     (0.01)      *
                                    ===========    =========

* Less than $.01

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2005

                                   (Unaudited)

                                                                             Deficit
                                        COMMON STOCKS                        Accum.
                                     -------------------                     During         Total
                                                               Stocks to    Exploration  Stockholders'
                                    # of Shares     Amount     be Issued       Stage       Equity
                                     ----------   ----------   ----------   ----------    ----------
Balance - August 8, 1996                   --     $     --     $     --     $     --      $     --

Issuance of stock for compensation      710,000       28,400         --           --          28,400
Issuance of stock for cash              100,000        4,000         --           --           4,000
Issuance of stock for cash              200,000        8,000         --           --           8,000
Net Loss for Year                          --           --           --         (6,448)       (6,448)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 1996           1,010,000       40,400         --         (6,448)       33,952
                                     ----------   ----------   ----------   ----------    ----------

Issuance of stock for compensation       20,200       20,200         --           --          20,200
Net Loss for Year                          --           --           --        (32,493)      (32,493)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 1997           1,030,200       60,600         --        (38,941)       21,659
                                     ----------   ----------   ----------   ----------    ----------

Additional Paid-In Capital                 --          5,564         --           --           5,564
Net Loss for Year                          --           --           --        (12,792)      (12,792)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 1998           1,030,200       66,164         --        (51,733)       14,431
                                     ----------   ----------   ----------   ----------    ----------

Net Loss for Year                          --           --           --        (17,940)      (17,940)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 1999           1,030,200       66,164         --        (69,673)       (3,509)
                                     ----------   ----------   ----------   ----------    ----------

Issuance of stock for compensation    1,200,000       48,000         --           --          48,000
Net Loss for Year                          --           --           --        (48,000)      (48,000)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2000           2,230,200      114,164         --       (117,673)       (3,509)
                                     ----------   ----------   ----------   ----------    ----------

Net Loss for Year                          --           --           --           --            --
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2001           2,230,200      114,164         --       (117,673)       (3,509)
                                     ----------   ----------   ----------   ----------    ----------

Net Loss for Year                          --           --           --           --            --
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2002           2,230,200      114,164         --       (117,673)       (3,509)
                                     ----------   ----------   ----------   ----------    ----------

Net Loss for Year                          --           --           --         (8,700)       (8,700)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2003           2,230,200      114,164         --       (126,373)      (12,209)
                                     ----------   ----------   ----------   ----------    ----------

Net Loss for Year                          --           --           --        (13,865)      (13,865)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2004           2,230,200      114,164         --       (140,238)      (26,074)
                                     ----------   ----------   ----------   ----------    ----------

Stock issued for cash                   200,000       30,000         --         30,000
Stock to be issued                         --           --         85,200         --          85,200
Net Loss for Year                          --           --           --        (29,442)      (29,442)
                                     ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2005           2,430,200      144,164       85,200     (169,680)       59,684
                                     ----------   ----------   ----------   ----------    ----------

Net loss for Period                        --           --           --        (14,448)      (14,448)
                                     ----------   ----------   ----------   ----------    ----------

Balance - March 31, 2006              2,430,200   $  144,164   $   85,200   $ (184,128)   $   45,236
                                     ==========   ==========   ==========   ==========    ==========

                          See Accountants Review Report

                       BOULDER CAPITAL OPPORTUNITIES, INC.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)

                                 Indirect Method


                                                            Three-Months Ended   August 6, 1996
                                                                March 31,        (Inception) to
                                                         -----------------------     March 31,
                                                            2006         2005         2006
                                                         ---------    ----------   ---------
Cash Flows from Investing Activities:

     Acquisition of Oil Leases                                --            --       (20,000)
     Acquisition of organizational services                   --            --       (28,400)
                                                         ---------    ----------   ---------

Net Cash Used for Investing Activities                        --            --       (48,400)
                                                         ---------    ----------   ---------

Cash Flows from Financing Activities:

     Stocks to be issued                                      --            --        85,200
     Issuance of common stock                                 --            --        47,564
                                                         ---------    ----------   ---------

Net Cash Provided by Finacing Activities                      --            --       132,764
                                                         ---------    ----------   ---------

Net Increase in Cash & Cash Equivalents                    (14,448)         --        22,736

Beginning Cash & Cash Equivalents                           37,184          --          --
                                                         ---------    ----------   ---------

Ending Cash & Cash Equivalents                           $  22,736    $     --     $  22,736
                                                         =========    ==========   =========

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                              $    --      $     --     $    --
                                                         =========    ==========   =========
     Cash paid for Income Taxes                          $    --      $     --     $    --
                                                         =========    ==========   =========

NON-CASH TRANSACTIONS
     Common stock issued for services                    $    --      $     --     $  96,600
                                                         =========    ==========   =========

                          See Accountants Review Report

                     BOULDER CAPITAL OPPORTUNITIES II, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         ------------------------------------

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005 and the period August 6, 1996 (inception) to March 31, 2006, and the related cash flows for the three-months ended March 31, 2006 and 2005 and the period August 6, 1996 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None
Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

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

                                         BOULDER CAPITAL OPPORTUNITIES, II, INC.


Date: May 11, 2006
                                         By  /s/ Michael Delaney
                                             -----------------------------------
                                              Michael Delaney, President