Form 10QSB
period 2006-06-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2006-08-21
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended: June 30, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-21847

 BOULDER CAPITAL OPPORTUNITIES, II, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1356598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 12483 Chandler, Arizona 85248
(Address of principal executive offices)

(480)792-6603
(Issuer's telephone number)

____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [ ]

As of August 15, 2006, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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

For the fiscal quarter ended June 30, 2006, we had no revenue, as compared to no revenue for the fiscal quarter ended June 30, 2005. For the six months ended June 30, 2006, we had no revenue, as compared to no revenue for the six months ended June 30, 2005.

For the fiscal quarter ended June 30, 2006, we had a total of $9,106 in operating expenses, as compared to no operating expenses for the fiscal quarter ended June 30, 2005. For the six months ended June 30, 2006, we had a total of $28,574 in operating expenses, as compared to no operating expenses for the six months ended June 30, 2005. The operating expenses for both periods ended June 30, 2006 were essentially related to professional fees and rental charges.

For the fiscal quarter ended June 30, 2006, we had a net loss of $9,106, or $(0.003) per share, as compared to no net loss for the fiscal quarter ended June 30, 2005. For the six months ended June 30, 2006, we had a net loss of $28,574, or $(0.009) per share, as compared to no net loss for the six months ended June 30, 2005. We had no activity for the periods ended June 30, 2005.

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

Liquidity And Capital Resources

As of June 30, 2006, we had a total of $13,630 in cash. As of June 30,2005, we had no cash. We completed a private placement in November, 2005. Weraised $85,200 with the sale of common shares. The common shares were issued after March 31, 2006

Our management feels we have inadequate working capital to pursue any business opportunities other than seeking leases for acquisition and partnership with third parties. We will have negligible capital requirements prior to the consummation of any such acquisition. We so not intend to pay dividends in the foreseeable future.

We will not be required to raise additional funds, nor will our shareholders be required to advance funds in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), each our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

THREE-MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2006	2005

ASSETS:
Current Assets:
Cash	$13,630	$37,184
Accounts Receivable	-	-

Total Current Assets	13,630	37,184

Other Assets:
Rent Deposit	2,500	2,500
Undevolped Oil Leases	20,000	20,000

Total Other Assets	22,500	22,500

TOTAL ASSETS	$36,130	$59,684

STOCKHOLDERS' EQUITY:
Stockholders Equity:
Preferred Stock, no par value, 10,000,000 shares authorized None issued.	-	-
Common stock, no par value, 100,000,000 shares authorized
3,215,537 shares issued and outstanding at June 30, 2006 and 2,430,200 at December 31, 2005, respectively	234,384	144,164

Deficit accumulated during the exploration stage	(198,254)	(169,680)

Total Stockholders' Equity	36,130	59,684

TOTAL STOCKHOLDERS' EQUITY	$36,130	$59,684

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

(Unaudited)

					August 6, 1996
	Three-Months Ended		Six-Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue:
Sales	$-	$-	$-	$-	$5,000

Total Income	-	-	-	-	5,000

Operating Expenses:
Amortization	-	-	-	-	28,400
Professional Fees	2,487	-	13,757	-	119,344
Other Expenses	6,619	-	14,817	-	55,586

Total Operating Expenses	9,106	-	28,574	-	203,330

Other Income/Expense:
Interest Income	-	-	-	-	76

Total Other Income/Expense	-	-	-	-	76

Net Loss From Operations	$(9,106)	$-	$(28,574)	$-	$(198,254)

Per Share Information:

Weighted average number
of common shares outstanding	2,844,257	2,230,200	3,206,379	2,230,200

Net Loss per common share	$(0.003)	$-	$(0.009)	$-

* Less than $.01

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
June 30, 2006
(Unaudited)

				Deficit
	COMMON STOCKS			Accum. During	Total
			Stocks to	Exploration	Stockholders'
	# of Shares	Amount	be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	$-	$-	$-

Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Year	-	-	-	(6,448)	(6,448)

Balance - December 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for Year	-	-	-	(32,493)	(32,493)

Balance - December 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional Paid-In Capital	-	5,564	-	-	5,564
Net Loss for Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431

Net Loss for Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,200	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for Year	-	-	-	(13,865)	(13,865)

Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Issuance of Stock for Cash	200,000	30,000	-	-	30,000
Stock to be issued	-	-	85,200	-	85,200
Net Loss for Period	-	-	-	(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Issuance of Stock for Cash	552,003	85,200	(85,200)	-	-
Issuance of Stock for Services	200,000	20	-	-	20
Issuance of Stock for Cash	33,334	5,000	-	-	5,000
Net Loss for Period	-	-	-	(28,574)	(28,574)

Balance - June 30, 2006	3,215,537	$234,384	$-	$(198,254)	$36,130

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow

(Unaudited)

			August 6, 1996
	For the Six-Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006

Cash Flows from Operating Activities:

Net (Loss)	$(28,574)	$-	$(198,254)

Stock issued for services	20	-	96,620
Amortization	-	-	28,400
Adjustments to reconcile net loss to cash used
by operating activities
(Incease) in Rent Deposit	-	-	(2,500)

Net Cash Used by Operating Activities	(28,554)	-	(75,734)

Cash Flows from Investing Activities:

Acquisition of Oil Leases	-	-	(20,000)
Acquisition of organizational services	-	-	(28,400)

Net Cash Used for Investing Activities	-	-	(48,400)

Cash Flows from Financing Activities:
Stocks to be Issued	-	-	85,200
Issuance of common stock	5,000	-	52,564

Net Cash Provided by Financing Activities	5,000	-	137,764

Net Increase in Cash & Cash Equivalents	(23,554)	-	13,630

Beginning Cash & Cash Equivalents	37,184	-	-

Ending Cash & Cash Equivalents	$13,630	$-	$13,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	$20	$-	$96,620

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and 2005 and the period August 6, 1996 (inception) to June 30, 2006, and the related cash flows for the six-months ended June 30, 2006 and 2005 and the period August 6, 1996 (inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

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

BOULDER CAPITAL OPPORTUNITIES, II, INC.
Date: August 21, 2006	By:	/s/ Michael Delaney
Michael Delaney, President