Form 10QSB
period 2006-09-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2006-11-15
CIK 1026215

  SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period ended: September 30, 2006

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

As of November 10, 2006, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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

For the fiscal quarter ended September 30, 2006, we had no revenue, as compared to no revenue for the fiscal quarter ended September 30, 2005. For the nine months ended September 30, 2006, we had no revenue, as compared to no revenue for the nine months ended September 30, 2005.

For the fiscal quarter ended September 30, 2006, we had a total of $2,313 in operating expenses, as compared to $24,652 in operating expenses for the fiscal quarter ended September 30, 2005. For the nine months ended September 30, 2006, we had a total of $30,887 in operating expenses, as compared to $24,652 in operating expenses for the nine months ended September 30, 2005. The operating expenses for both periods ended September 30 were essentially related to professional fees and rental charges.

For the fiscal quarter ended September 30, 2006, we had a net loss of $2,313, or $(0.00) per share, as compared to a net loss of $24,652, or $(0.111) per share, for the fiscal quarter ended September 30, 2005. For the nine months ended September 30, 2006, we had a net loss of $30,887, or $(0.011) per share, as compared to a net loss of $24,652, or $(0.111) per share, for the nine months ended September 30, 2005.

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

Liquidity And Capital Resources

As of September 30, 2006, we had a total of $11,317 in cash. As of September 30, 2005, we had $5,448 in cash.

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

________________________________________

BOULDER CAPITAL OPPORTUNITIES II, INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

NINE-MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

________________________________________

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	Unaudited	Audited
	September 30,	December 31,
	2006	2005

ASSETS;
Current Assets:
Cash	$11,317	$37,184

Total Current Assets	11,317	37,184

Other Assets:
Deposits	2,500	2,500
Undeveloped Oil Leases	20,000	20,000

Total Other Assets	22,500	22,500

TOTAL ASSETS	$33,817	$59,684

TOTAL STOCKHOLDERS' EQUITY (DEFICIT):
Stockholders Equity (Deficit):
Preferred Stock, no par value, 10,000,000 shares authorized	-	-
None issued.
Common stock, no par value, 100,000,000 shares authorized	234,384	144,164
3,215,537 shares issued and outstanding in September 2006
2,430,200 shares issued and outstanding December 2005
Common stock to be issued	-	85,200
Deficit accumulated during the exploration stage	(200,567)	(169,680)

Total Stockholders' Equity (Deficit)	33,817	59,684

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$33,817	$59,684

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

(Unaudited)

					August 6, 1996
	Three-Months Ended		Nine-Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenue:
Sales	$-	$-	$-	$-	$5,000

Total Income	-	-	-	-	5,000

Operating Expenses:
Amortization	-	-	-	-	28,400
Professional Fees	455	13,561	14,212	13,561	119,799
Other Expenses	1,858	10,850	16,675	10,850	57,444

Total Operating Expenses	2,313	24,411	30,887	24,411	205,643

Other Income/Expense:
Interest Expense	-	(241)	-	(241)	76

Total Other Income/Expense	-	(241)	-	(241)	76

Net Loss From Operations	$(2,313)	$(24,652)	$(30,887)	$(24,652)	$(200,567)

Per Share Information:

Weighted average number
of common shares outstanding	3,215,537	2,230,200	2,969,377	2,230,200

Net Loss per common share	$-	$(0.111)	$(0.011)	$(0.111)

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statement Stockholders' Equity (Deficit)
September 30, 2006

(Unaudited)

				Deficit
	COMMON STOCKS			Accum. During	Total
			Shares to	Exploration	Stockholders'
	# of Shares	Amount	be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	$-	$-	$-

Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Year	-	-	-	(6,448)	(6,448)

Balance - December 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for Year	-	-	-	(32,493)	(32,493)

Balance - December 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional Paid-In Capital	-	5,564	-	-	5,564
Net Loss for Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431

Net Loss for Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,200	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for Year	-	-	-	(13,865)	(13,865)

Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Issuance of stock for cash	200,000	30,000	-	-	30,000
Shares to be issued for services	-	-	85,200	-	85,200
Net Loss for Year	-	-	-	(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Issuance of stock for services	552,003	85,200	(85,200)	-	-
Issuance of stock for services	200,000	20	-	-	20
Issuance of stock for cash	33,334	5,000	-	-	5,000
Net Loss for Period	-	-	-	(30,887)	(30,887)

Balance - September 30, 2006	3,215,537	$234,384	$-	$(200,567)	$33,817

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow

(Unaudited)

			August 6, 1996
	For the Nine-Months Ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash Flows from Operating Activities:

Net (Loss)	$(30,887)	$(24,652)	$(200,567)

Stock issued for services	20	-	96,620
Amortization	-	2,600	28,400
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) deposits	-	(2,500)	(2,500)

Net Cash Used by Operating Activities	(30,867)	(24,552)	(78,047)

Cash Flows from Investing Activities:

Acquisition of Oil Leases			(20,000)
Acquisition of organizational services	-	-	(28,400)

Net Cash Used for Investing Activities	-	-	(48,400)

Cash Flows from Financing Activities:
Proceeds from stock issuance for cash	5,000	30,000	137,764

Net Cash Provided by Financing Activities	5,000	30,000	137,764

Net Increase in Cash & Cash Equivalents	(25,867)	5,448	11,317

Beginning Cash & Cash Equivalents	37,184	-	-

Ending Cash & Cash Equivalents	$11,317	$5,448	$11,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	$20	$-	$96,620

See Accountants' Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine-months ended September 30, 2006 and 2005 and the period August 6, 1996 (inception) to September 30, 2006, and the related cash flows for the nine-months ended September 30, 2006 and 2005 and the period August 6, 1996 (inception) to September 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

BOULDER CAPITAL OPPORTUNITIES, II, INC.
Date: November 15, 2006	By:	/s/ Michael Delaney
Director, Principal Executive Officer, and Principal Financial Officer