Form 10KSB/A
period 2005-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-02-05
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 0-21847

BOULDER CAPITAL OPPORTUNITIES II, INC.
(Name of small business in its charter)

Colorado	84-1356898
(State or other jurisdiction	(IRS Employer
of Incorporation)	Identification No.)

P.O. Box 12483
Chandler, Arizona	85248
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (480)792-6603

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,182,203 common shares as of  ..February 5, 2007.

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

We are essentially a start-up company and should be considered an inherently risky investment.
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

We have never paid any dividends and do not expect to pay dividends in the future.
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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.	Document

3.1 *	Articles of Incorporation
3.2 *	Bylaws
4.1 *	Specimen Certificate
10.1 *	Partial Assignment and Bill of Sale of Oil, Gas and Mineral Leases
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

_________

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

Boulder Capital Opportunities II, Inc.

Financial Statements

Period Ended December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ

We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period August 6,1996 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States) per standard No. 1 of the PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report, dated March 8, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, conditions exist which raised substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
March 27, 2006
September 26, 2006

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ

We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period August 6, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits “in accordance with standards of the Public Company Accounting Oversight Board (United States)” as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company is in the exploration stage, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management’s plans in regard to these matters are also discussed in Note 3. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 8, 2005

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	Audited	Audited
	December 31,
	2005	2004

ASSETS;

Current Assets:
Cash	$37,184	$-

Total Current Assets	37,184	-

Other Assets:
Rent Deposit	2,500
Purchase of Oil Leases	20,000	-

Total Other Assets	22,500	-

TOTAL ASSETS	$59,684	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$8,374
Notes Payable - Stockholder	-	17,700

Total Current Liabilities	-	26,074

Stockholders' Equity

Preferred stock, no par value, 10,000,000 shares
authorized, none issued or outstanding
Common stock, no par value, 100,000,000 shares
authorized, 2,430,200 issued and outstanding December 31, 2005	144,164	114,164
2,230,000 shares issued and outstanding December 31, 2004
Stocks to be issued	85,200
Deficit accumulated during the
exploration stage	(169,680)	(140,238)

Total Stockholders' Equity	59,684	(26,074)

TOTAL LIABILITES & STOCKHOLDERS' EQUITY	$59,684	$-

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

			August 6, 1996
	Year Ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Revenue:
Rental Income	$-	$-	$5,000

Total Income	-	-	5,000

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	11,586	-	105,587
Other Expenses	17,856	13,865	40,769

Total Operating Expenses	29,442	13,865	174,756

Other Income and Expenses:
Interest Income	-	-	76

Total Other Income & Expenses	-	-	76

Net Loss	$(29,442)	$(13,865)	$(169,680)

Per Share Information:
Weighted average number
of common shares outstanding	2,297,597	2,230,200

Net Loss per common share	$(0.01)	*

____________

* Less than $.01

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Stockholders' Equity (Deficit)
December 31, 2005

				Deficit
	COMMON STOCKS			Accum. During	Total
			Stocks to	Exploration	Stockholders'
	# of Shares	Amount	Be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	$-	$-	$-
Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Period	-	-	-	(6,448)	(6,448)

Balance - August 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for the Year	-	-	-	(32,493)	(32,493)

Balance - August 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional paid-in capital	-	5,564	-	-	5,564
Net Loss for the Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431

Net Loss for the Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,200	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for the Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for the Year	-	-	-	(13,865)	(13,865)

Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Stock issued for cash	200,000	30,000	-	-	30,000
Stocks to be Issued	-	-	85,200	-	85,200
Net Loss for the Year	-	-		(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	$144,164	$85,200	$(169,680)	$59,684

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow

Indirect Method

			August 6, 1996
	Year Ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Cash Flows from Operating Activities:

Net Loss	$(29,442)	$(13,865)	$(169,680)

Stock issued for services	-	-	96,600
Adjustment to reconcile net loss to net
cash provided by operating activities
Amortization	-	-	28,400
(Increase) Rent deposit	(2,500)		(2,500)
Increase (Decrease) in Accounts Payable	(8,374)	4,865	-

Net Cash Used In Operating Activities	(40,316)	(9,000)	(47,180)

Cash Flows from Investing Activities:
Acquisition of Oil Leases	(20,000)		(20,000)
Acquisiton of organizational services	-	-	(28,400)

Net Cash used in Investing Activities	(20,000)	-	(48,400)

Cash Flows from Financing Activities:

Proceeds from Stockholders	-	9,000	17,700
Payment of Notes Payable	(17,700)	-	(17,700)
Stocks to be issued	85,200		85,200
Issuance of stock	30,000	-	47,564

Net Cash Provided by Finacing Activities	97,500	-	132,764

Net Increase in Cash & Cash Equivalents	37,184	-	37,184

Beginning Cash & Cash Equivalents	-	-	-

Ending Cash & Cash Equivalents	$37,184	$-	$37,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for compensation	$-	$-	$96,600

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

Deferred tax assets:

Net operating loss carryforwards	$169,680
Valuation allowance	(169,680)
Net deferred tax assets	$0

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

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

Note 7 - Subsequent Event:

The Company has raised an additional $5,000 as of February 3, 2006 when the offering was closed, for an additional 233,334 shares of common stock to be issued in April 2006.

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

BOULDER CAPITAL OPPORTUNITIES II, INC.

By: /s/ Michael J. Delaney
Michael J. Delaney
Director, Principal Executive Officer,
and Principal Financial Officer

Date: February 5, 2007

By: /s/ Douglas Parker
Douglas Parker
Director

Date: February 5, 2007

11