Form 10QSB/A
period 2006-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-02-05
CIK 1026215

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

_______________________________________
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

As of February 5, 2007, 3,182,203 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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
For the fiscal quarter ended March 31, 2006, we had a total of $19,468 in operating expenses, as compared to no operating expenses for the fiscal quarter ended March 31, 2005. The operating expenses in the fiscal quarter ended March 31, 2006 were essentially related to professional fees and rental charges.

For the fiscal quarter ended March 31, 2006, we had a net loss of $19,468, or $(0.008) per share, as compared to no net loss for the fiscal quarter ended March 31, 2005. We had no activity for the fiscal quarter ended March 31, 2005.

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

We will focus our attention on drilling primarily in the same specific geographical area in which we plan to acquire interests. We plan to concentrate our activities in the Western United States. We plan to utilize various reporting services such as Petroleum Information and our contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of our initial efforts will be to acquire leases with a minimum of capital outlay, we will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to us and at little or no capital outlay. At the present time, we have been looking for leases which meet the above-mentioned criteria but have not yet identified any lease situations which we believe would be appropriate for acquisition. We cannot predict when such identification will occur.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(AN EXPLORATION STAGE COMPANY)

(RESTATED)
FINANCIAL STATEMENTS

THREE-MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	(Restated)
	Unaudited	Audited
	March 31,	December 31,
	2006	2005

ASSETS

Current Assets:
Cash	$22,736	$37,184
Accounts Receivable	-	-
Total Current Assets	22,736	37,184

Other Assets:
Rent Deposit	2,500	2,500
Undeveloped Oil Leases	20,000	20,000
Total Other Assets	22,500	22,500

TOTAL ASSETS	$45,236	$59,684

STOCKHOLDERS' EQUITY

Stockholders' Equity

Preferred Stock, no par value,10,000,000 shares authorized
none issued or outstanding	-	-
Common Stock, no par value, 100,000,000 shares authorized
3,182,203 shares issued and outstanding at March 2006 and	229,384	144,164
December 31, 2005.
Stock to be issued	5,000	85,200
Deficit accumulated during the exploration stage	(189,148)	(169,680)

Total Shareholders' Equity	45,236	59,684

TOTAL STOCKHOLDERS' EQUITY	$45,236	$59,684

See Accountants Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

(Unaudited)
	(Restated)		August 6, 1996
	Three-Months Ended		Inception to
	March 31,		March 31,
	2006	2005	2006

Revenue:
Rental Income	$-	$-	$5,000

Total Income	-	-	5,000

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	11,270	-	116,857
General and Admnistrative	8,198	-	48,967

Total Operating Expenses	19,468	-	194,224

Other Income/Expenses
Interest Income	-	-	76

Total Other Income/Expenses	-	-	76

Net Loss	$(19,468)	$-	$(189,148)

Per Share Information:

Weighted average number
of common shares outstanding	2,478,111	2,230,200

Net Loss per common share	$(0.008)	$-

* Less than $.01
See Accountants Review Report

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Stockholders' Equity (Deficit)
March 31, 2006

(Unaudited)

	(Restated)			Deficit
	COMMON STOCKS			Accum. During	Total
			Stocks to	Exploration	Stockholders'
	# of Shares	Amount	be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	$-	$-	$-

Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Year	-	-	-	(6,448)	(6,448)

Balance - December 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for Year	-	-	-	(32,493)	(32,493)

Balance - December 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional Paid-In Capital	-	5,564	-	-	5,564
Net Loss for Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431

Net Loss for Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,200	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for Year	-	-	-	(13,865)	(13,865)

Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Stock issued for cash	200,000	30,000		-	30,000
Stock to be issued	-	-	85,200	-	85,200
Net Loss for Year	-	-	-	(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Issuance of stock for cash	552,003	85,200	(85,200)	-	-
Issuance of stock for services	200,000	20	-	-	20
Stock to be issued	-	-	5,000		5,000
Net loss for Period	-	-	-	(19,468)	(19,468)

Balance - March 31, 2006	3,182,203	$229,384	$5,000	$(189,148)	$45,236

See Accountants Review Report

BOULDER CAPITAL OPPORTUNITIES, INC.
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

Indirect Method

	(Restated)		August 6, 1996
	Three-Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006

Cash Flows from Operating Activities:

Net (Loss)	$(19,468)	$-	$(189,148)

Stock issued for services	20	-	66,620
Amortization	-	-	28,400
Adjustments to reconcile net loss to cash used by
by operating activities
(Increase) in Rent Deposit	-	-	(2,500)

Net Cash Used in Operating Activities	(19,448)	-	(96,628)

Cash Flows from Investing Activities:

Acquisition of Oil Leases	-	-	(20,000)
Acquisition of organizational services	-	-	(28,400)

Net Cash Used for Investing Activities	-	-	(48,400)

Cash Flows from Financing Activities:

Stocks to be issued	5,000	-	5,000
Issuance of common stock	-	-	30,000
			132,764
Net Cash Provided by Finacing Activities	5,000	-	167,764

Net Increase in Cash & Cash Equivalents	(14,448)	-	22,736

Beginning Cash & Cash Equivalents	37,184	-	-

Ending Cash & Cash Equivalents	$22,736	$-	$22,736

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	$-	$-	$66,600

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

Note 2 - Restated Financial Statements:

The accompanying financials have been restated to record the stock subscriptions being issued and the common stocks for issuance being recorded as common stock not as common stock to be issued. Also the stocks were not issued until April 2006 instead of March 2006 as previously stated in the 10KSB of December 31, 2005.

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

BOULDER CAPITAL OPPORTUNITIES, II, INC.

Date: February 5, 2007	By:	/s/ Michael Delaney
Michael Delaney, President