Form 10KSB
period 2006-12-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-04-16
CIK 1026215

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,215,537 as of March 31, 2007.

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

On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in July, 2007.

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

BACKLOG

At December 31, 2006, we had no backlogs.

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

ITEM 2. DESCRIPTION OF PROPERTY.

On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in July, 2007.

Our headquarters are at P.O. Box 12483, Chandler, Arizona 85248, which is the address of our President. Our telephone number is (480)792-6603. We pay no rent for these facilities. Otherwise, we do not maintain any other facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2006.

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

On November, 1, 2005, we acquired a 4% interest in twelve mineral leases located in Jasper County, Texas. We acquired these interests from an unaffiliated third party for $20,000 in cash. We anticipate seeing a revenue stream develop beginning in July, 2007. Otherwise, no leases or clients have been identified at this time.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements for the years ended December 31, 2006 and 2005 are presented in a separate section of this report following Item 14.

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

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure

Michael J. Delaney	52	President, Treasurer and
		Director

Douglas Parker	54	Secretary and Director

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

Douglas Parker has been Secretary and a Director of our company since December, 2006. From July, 2006 to the present, he has been Managing Director for Litmus Consulting, LLC, which specializes in targeting and addressing the needs of enterprenuerial and high-growth companies seeking cross-border capital markets.  From 2004 to the present, he has also been the Chief Financial Officer of IIBEX Holdings, Inc, and its predecessor IIBEX, Ltd., which specializes in cross-border public capital markets. From December, 2004 to July, 2006, he was the Senior Vice President and Chief Financial Officer of Production Enhancement Group, which is a private oil field services company he took public on the Toronto Stock Exchange. Prior to that time, he served as a financial officer of several public and private companies. Mr. Parker has an MBA, Finance and Taxation and a BBA, Accounting from the University of Houston. He currently devotes on an as needed basis to our business, which generally amounts to about five hours per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding our Common Stock. Also included are the shares held by all executive officers and directors as a group.

Name and	Number of Shares	Percent of
Address	Owned Beneficially	Class Owned

Michael J. Delaney	1,253,965	39%
P.O. Box 12483
Chandler, Arizona 85248

Douglas Parker	100,000	3%
P.O. Box 12483
Chandler, Arizona 85248

All directors and
executive officers
(2 persons)	1,353,965	42%

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

Lease

We maintained a satellite office in Houston, Texas. It was located at 651 Bering, Suite 2002, Houston, Texas 77057. We have rented this office from a company owned by one of our shareholders. We paid $2,500 per month on a month-to- month year lease. We no longer lease this space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.	Document

3.1 *	Articles of Incorporation
3.2 *	Bylaws
4.1 *	Specimen Certificate
10.1 *	Partial Assignment and Bill of Sale of Oil, Gas and
Mineral Leases
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
___________

* Previously filed.

We filed no reports Form 8-K during the last quarter of its fiscal year ending December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Jaspers + Hall, PC, Certified Public Accountants, billed an aggregate of $4,000 for the year ended December 31, 2006 an aggregate of $1,000 for the year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
For Year Ended December 31, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Boulder Capital Opportunities II, Inc.
Chandler, AZ

We have audited the accompanying balance sheet of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities II, Inc., (An Exploration Stage Company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

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

/s/ Jaspers + Hall, PC
Denver, Colorado
March 29, 2007

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	AUDITED
	December 31,
	2006	2005

ASSETS;

Current Assets:
Cash	$9,260	$37,184

Total Current Assets	9,260	37,184

Other Assets:
Rent Deposit	2,500	2,500
Purchase of Oil Leases	20,000	20,000

Total Other Assets	22,500	22,500

TOTAL ASSETS	$31,760	$59,684

STOCKHOLDERS' EQUITY (DEFICIT)
Stockholders' Equity (Deficit)

Preferred stock, no par value, 10,000,000 shares
authorized, none issued or outstanding
Common stock, no par value, 100,000,000 shares authorized
3,215,537 shares issued and outstanding in December, 2006	234,384	144,164
2,230,000 shares issued and outstanding December, 2005
Stocks to be issued	-	85,200
Deficit accumulated during the exploration stage	(202,624)	(169,680)

Total Stockholders' Equity (Deficit)	31,760	59,684

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$31,760	$59,684

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

			August 6, 1996
	Year Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

Revenue:
Rental Income	$-	$-	$5,000

Total Income	-	-	5,000

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	14,512	11,586	120,099
Other Expenses	18,432	17,856	59,201

Total Operating Expenses	32,944	29,442	207,700

Other Income and Expenses:
Interest Income	-	-	76

Total Other Income & Expenses	-	-	76

Net Loss	$(32,944)	$(29,442)	$(202,624)

Per Share Information:
Weighted average number
of common shares outstanding	3,031,423	2,297,597

Net Loss per common share	$(0.01)	$(0.01)

* Less than $.01

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Stockholders' Equity (Deficit)
December 31, 2006

				Deficit
	COMMON STOCKS			Accum. During	Total
			Stocks to	Exploration	Stockholders'
	# of Shares	Amount	Be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	$-	$-	$-
Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Period	-	-	-	(6,448)	(6,448)

Balance - August 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for the Year	-	-	-	(32,493)	(32,493)

Balance - August 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional paid-in capital	-	5,564	-	-	5,564
Net Loss for the Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431

Net Loss for the Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,200	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for the Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for the Year	-	-	-	(13,865)	(13,865)

Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Stock issued for cash	200,000	30,000	-	-	30,000
Stocks to be Issued	-	-	85,200	-	85,200
Net Loss for the Year	-	-		(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Issuance of stock for services	752,003	85,220	(85,200)	-	20
Issuance of stock for cash	33,334	5,000	-	-	5,000
Net Loss for Year	-	-	-	(32,944)	(32,944)

Balance - December 31, 2006	3,215,537	$234,384	$-	$(202,624)	$31,760

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow

			August 6, 1996
	Year Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2005

Cash Flows from Operating Activities:

Net Loss	$(32,944)	$(29,442)	$(202,624)

Stock issued for services	20	-	96,620
Amortization	-	-	28,400
Adjustment to reconcile net loss to net
cash provided by operating activities
(Increase) Rent deposit	-	(2,500)	(2,500)
Increase (Decrease) in Accounts Payable	-	(8,374)	-

Net Cash Used In Operating Activities	(32,924)	(40,316)	(80,104)

Cash Flows from Investing Activities:
Acquisition of Oil Leases	-	(20,000)	(20,000)
Acquisiton of organizational services	-	-	(28,400)

Net Cash used in Investing Activities	-	(20,000)	(48,400)

Cash Flows from Financing Activities:

Stocks to be issued	-	85,200	85,200
Issuance of stock	5,000	30,000	52,564

Net Cash Provided by Finacing Activities	5,000	115,200	137,764

Net Increase in Cash & Cash Equivalents	(27,924)	54,884	9,260

Beginning Cash & Cash Equivalents	37,184	-	-

Ending Cash & Cash Equivalents	$9,260	$54,884	$9,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for compensation	$20	$-	$96,620

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on August 6, 1996, in the state of Colorado. The Company is in the exploration stages and was originally organized for the purpose of operating as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has changed its focus and is now in the oil and gas business, with an emphasis on acquisition of producing properties. We maintain a satellite office in Houston, Texas which is leased for $2,500 per month on a one year lease. The Company’s fiscal year end is December 31.

Basis of Presentation - Exploration Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of an exploration stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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
December 31, 2006

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 9”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets:
Net operating loss carryforwards	$202,624
Valuation allowance	(202,624)
Net deferred tax assets	$0

At December 31, 2006, the Company had net operating loss carryforwards of approximately $202,624 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2015.

Note 3 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2006 of $202,624.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4 - Capital Stock Transactions:

The authorized common shares of stock of the Company, was established at 100,000,000 with no par value. The Company issued 200,000 shares of common stock during the year ended December 31, 2005. The authorized preferred shares of stock of the Company, was established at 10,000,000 with no par value. There have been no shares of preferred stock issued. In March 2006 752,003 shares of stock were issued for services to the Company and in April 2006 an additional 33,324 shares of common stock were issued for cash.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006

Note 5 - Segment Information:

Boulder Capital Opportunities II, Inc. operates primarily in a single operating segment, the capital marketing access business for the purpose of merger and acquisitions in the gas and oil business.

Note 6 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s financial position and results of operations.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006

Note 6 - Financial Accounting Developments (Cont):

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006

Note 6 - Financial Accounting Developments (Cont):

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. .Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

Note 7 - Oil and Gas Leases:

In November 2005 the Company issued a check for $20,000 to Michael Hopkins (Petroleum Resource Management Company) to purchase of a 4% interest in twelve mineral leases located in Jasper County, Texas. The properties have not been improved as of December 31, 2006.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES II, INC.

Dated: April 16, 2007	By:	/s/ Michael J. Delaney
Michael J. Delaney Director, Principal Executive Officer, and Principal Financial Officer

Dated: April 16, 2007	By:	/s/ Douglas Parker
Douglas Parker Director