Form 10QSB
period 2007-03-31
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-05-14
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2007

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

(480)792-6603
(Issuer's telephone number)

________________________________________
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

As of May 1, 2007, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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

For the fiscal quarter ended March 31, 2007, we had no revenue, as compared to no revenue for the fiscal quarter ended March 31, 2006.

For the fiscal quarter ended March 31, 2007, we had a total of $6,168 in operating expenses, as compared to $19,468 in operating expenses for the fiscal quarter ended March 31, 2006. The operating expenses in the fiscal quarters ended March 31, 2007 and 2006 were essentially related to professional fees and rental charges.

For the fiscal quarter ended March 31, 2007, we had a net loss of $(0.002) per share, as compared to a net loss of $(0.008) for the fiscal quarter ended March 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had a total of $3,092 in cash. As of March 31, 2006, we had $9,260 in cash.

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

BOULDER CAPITAL OPPORTUNITIES II, INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

THREE-MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2007	2006
Current Assets:
Cash	$3,092	$9,260

Other Assets:
Rent Deposit	2,500	2,500
Purchase of Oil Leases	20,000	20,000
Total Other Assets	22,500	22,500

TOTAL ASSETS	$25,592	$31,760

STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, none issued or outstanding
common stock, no par value, 100,000,000 shares
authorized, 3,215,537 issued and outstanding	234,384	234,384
Deficit accumulated during the exploration stage	(208,792)	(202,624)
Total Stockholders’ Equity	25,592	31,760

TOTAL STOCKHOLDERS’ EQUITY	$25,592	$31,760

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

	(Unaudited)		August 6, 1996
	Three-Months Ended		Inception to
	March 31,		March 31,
	2007	2006	2007

Revenue:
Rental Income	$-	$-	$5,000

Total Income	-	-	5,000

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	5,822	11,270	125,921
Other Expenses	346_	8,198	59,547

Total Operating Expenses	6,168	19,468	213,868

Other Income and Expenses:
Interest Income	-	-	76

Total Other Income & Expenses	-	-	76
Net Loss	$(6,168)	$(19,468)	$(208,792)

Per Share Information:
Weighted average number
of common shares outstanding	3,031,423	3,031,423

Net Loss per common share	$(.002)	$(.008)

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Stockholders’ Equity
(Unaudited)

				Deficit
				Accum.
	COMMON STOCK			During	Total
			Stocks to	Exploration	Stockholders’
	# of Shares	Amount	Be Issued	Stage	Equity

Balance - August 8, 1996	-	$-	-	$-	$-
Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Period	-	-	-	(6,448)	(6,448)

Balance - August 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for the Year	-	-	-	(32,493)	(32,493)

Balance - August 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional paid-in capital	-	5,564	-	-	5,564
Net Loss for the Year	-	-	-	(12,792)	(12,792)

Balance - December 31, 1998	1,030,200	66,164	-	(51,733)	14,431
Net Loss for the Year	-	-	-	(17,940)	(17,940)

Balance - December 31, 1999	1,030,000	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for the Year	-	-	-	(48,000)	(48,000)

Balance - December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)
Net Loss for the Year	-	-	-	-	-

Balance - December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)
Net Loss for the Year	- -	-	-	-

Balance - December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	(8,700)	(8,700)

Balance - December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for the Year	-	-	-	(13,865)	(13,865)
Balance - December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Stock issued for cash	200,000	30,000	-	-	30,000
Stocks to be issued	-	-	85,200	-	85,200
Net Loss for the Year	-	-	-	(29,442)	(29,442)

Balance - December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Stock issued for services	752,003	85,220	(85,200)	-	20
Issuance of stock for cash	33,334	5,000	-	5,000
Net Loss for the Year	-	-	-	(32,944)	(32,944)

Balance - December 31, 2006	3,215,537	234,384	-	(202,624)	31,760

Net Loss for the Period	-	-	-	(6,168)	(6,168)

Balance - March 31, 2007	3,215,537	234,384	85,200	(208,792)	25,592

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

	Three-Month Ended		August 6, 1996
	March 31,		Inception to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities:

Net Loss	$(6,168)	$(32,944)	(208,792)

Amortization	-	-	28,400
Adjustment to reconcile net loss to net
cash provided by operating activities	-	-	(2,500)
Stock issued for services	-	20	96,620

Net Cash Used in Operating Activities	(6.168)	(32,924)	(86,272)

Cash Flows from Investing Activities:
Acquisition of Oil Leases	-	-	(20,000)
Acquisition of Organizational services	-	-	(28,400)

Net Cash used in Investing Activities	-	-	(48,400)

Cash Flows from Financing Activities:
Stocks to be issued	-	-	85,200
Issuance of stock	-	5,000	52,564

Net Cash Provided by Financing Activities	-	5,000	137,764

Net Increase in Cash & Cash Equivalents	(6,168)	(27,924)	3,092

Beginning Cash & Cash Equivalents	$9,260	$37,184	$-

Ending Cash & Cash Equivalents	$3,092	$9,,260	$3,092

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION

Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for compensation	$-	$-	$96,620

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three-months ended March 31,2007 and 2006 and the period August 6, 1996 (inception) to March 31, 2007, and the related cash flows for the three-months ended March 31, 2007 and 2006 and the period August 6, 1996 (inception) to March 31, 2007. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006.

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

BOULDER CAPITAL OPPORTUNITIES, II, INC.
Date: May 14, 2007	By:	/s/ Michael Delaney
Director, Principal Executive Officer, and Principal Financial Officer