Form 10QSB
period 2007-06-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-08-14
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2007

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

As of August 1, 2007, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

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

For the fiscal quarter ended June 30, 2007, we had $1,320 in revenue, as compared to no revenue for the fiscal quarter ended June 30, 2006. For the six months ended June 30, 2007, we had $1,320 in revenue, as compared to no revenue for the six months ended June 30, 2006.

For the fiscal quarter ended June 30, 2007, we had a total of $7,932 in operating expenses, as compared to $9,106 in operating expenses for the fiscal quarter ended June 30, 2006. For the six months ended June 30, 2007, we had a total of $14,100 in operating expenses, as compared to $28,574 in operating expenses for the six months ended June 30, 2006. The operating expenses for both periods ended June 30 were essentially related to professional fees.

For the fiscal quarter ended June 30, 2007, we had a net loss of $6,612, or $(0.002) per share, as compared to a net loss of $9,106, or $(0.0009) per share, for the fiscal quarter ended June 30, 2006. For the six months ended June 30, 2007, we had a net loss of $12,780, or $(0.002) per share, as compared to a net loss of $28,574, or $(0.009) per share for the six months ended June 30, 2006.

We have begun to generate oil revenue from our mineral leases. Our plan is to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. Leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We also plan in the future to act as a broker for lease situations involving third parties.

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

Liquidity And Capital Resources

As of June 30, 2007, we had a total of $6,561 in cash. As of June 30, 2006, we had $13,630 in cash. Our management feels we have inadequate working capital to pursue any business opportunities other than seeking leases for acquisition and partnership with third parties. We will have negligible capital requirements prior to the consummation of any such acquisition. We so not intend to pay dividends in the foreseeable future.

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

BOULDER CAPITAL OPPORTUNITIES II, INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

THREE-MONTHS ENDED
June 30, 2007

(UNAUDITED)

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2007	2006

Current Assets:
Cash	$6,561	$9,260

Other Assets:
Rent Deposit	2,500	2,500
Purchase of Oil Leases	20,000	20,000
Total Other Assets	22,500	22,500

TOTAL ASSETS	$29,061	$31,760

Liabilities & Stockholders’ Equity
Current Liabilities – Interest Payable	$81	$0

Long Term Liability – Note Payable	10,000	0

TOTAL LIABILITIES	10,081	0

STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, none issued or outstanding
Common stock, no par value, 100,000,000 shares
Authorized, 3,215,537 issued and outstanding	234,384	234,384
Deficit accumulated during the exploration stage	(215,404)	(202,624)
Total Stockholders’ Equity	18,980	31,760

TOTAL STOCKHOLDERS’ EQUITY	$29,061	$31,760

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

			August 6, 1996
	(Unaudited) Three-Months Ended June 30,		Inception to June 30,
	2007	2006	2007

Revenue:
Rental Income	$-	$-	$5,000
Oil Revenue	1,320	$-	1,320

Total Income	1,320	-	6,320

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	6,867	2,487	132,788
Interest Expense	81	-	81
Other Expenses	984	6,619	60,531

Total Operating Expenses	7,932	9,106	221,800

Other Income and Expenses:
Interest Income	-	-	76

Total Other Income & Expenses	-	-	76

Net Loss	$(6,612)	$(9,106)	$(215,404)

Per Share Information:
Weighted average number
of common shares outstanding	3,031,423	3,206,379

Net Loss per common share	$(.002)	$(.0009)

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Operations

			August 6, 1996
	(Unaudited) Six-Months Ended June 30,		Inception to June 30,
	2007	2006	2007

Revenue:
Rental Income	$-	$-	$5,000
Oil Revenue	1,320	$-	1,320

Total Income	1,320	-	6,320

Costs and Expenses:
Amortization	-	-	28,400
Professional Fees	12,689	13,757	132,788
Interest Expense	81	-	81
Other Expenses	1,330	14,817	60,531

Total Operating Expenses	14,100	28,574	221,800

Other Income and Expenses:
Interest Income	-	-	76

Total Other Income & Expenses	-	-	76

Net Loss	$(12,780)	$(28,574)	$(215,404)

Per Share Information:
Weighted average number
of common shares outstanding	3,031,423	3,206,379

Net Loss per common share	$(.002)	$(.0009)

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Stockholders’ Equity
(Unaudited)

				Deficit
				Accum.
	COMMON STOCK			During	Total
			Stocks to	Exploration	Stockholders’
	# of Shares	Amount	Be Issued	Stage	Equity

Balance – August 8, 1996	-	$-	-	$-	$-
Issuance of stock for compensation	710,000	28,400	-	-	28,400
Issuance of stock for cash	100,000	4,000	-	-	4,000
Issuance of stock for cash	200,000	8,000	-	-	8,000
Net Loss for Period	-	-	-	(6,448)	(6,448)

Balance – August 31, 1996	1,010,000	40,400	-	(6,448)	33,952

Issuance of stock for compensation	20,200	20,200	-	-	20,200
Net Loss for the Year	-	-	-	(32,493)	(32,493)

Balance – August 31, 1997	1,030,200	60,600	-	(38,941)	21,659

Additional paid-in capital	-	5,564	-	-	5,564
Net Loss for the Year	-	-	-	(12,792)	(12,792)

Balance – December 31, 1998	1,030,200	66,164	-	(51,733)	14,431
Net Loss for the Year	-	-	-	(17,940)	(17,940)

Balance – December 31, 1999	1,030,000	66,164	-	(69,673)	(3,509)

Issuance of stock for compensation	1,200,000	48,000	-	-	48,000
Net Loss for the Year	-	-	-	(48,000)	(48,000)

Balance – December 31, 2000	2,230,200	114,164	-	(117,673)	(3,509)
Net Loss for the Year	-	-	-	-	-

Balance – December 31, 2001	2,230,200	114,164	-	(117,673)	(3,509)
Net Loss for the Year	-	-	-	-	-

Balance – December 31, 2002	2,230,200	114,164	-	(117,673)	(3,509)

Net Loss for the Year	-	-	-	(8,700)	(8,700)

Balance – December 31, 2003	2,230,200	114,164	-	(126,373)	(12,209)

Net Loss for the Year	-	-	-	(13,865)	(13,865)

Balance – December 31, 2004	2,230,200	114,164	-	(140,238)	(26,074)

Stock issued for cash	200,000	30,000	-	-	30,000
Stocks to be issued	-	-	85,200	-	85,200
Net Loss for the Year	-	-	-	(29,442)	(29,442)

Balance – December 31, 2005	2,430,200	144,164	85,200	(169,680)	59,684

Stock issued for services	752,003	85,220	(85,200)	-	20
Issuance of stock for cash	33,334	5,000	-	5,000
Net Loss for the Year	-	-	-	(32,944)	(32,944)

Balance – December 31, 2006	3,215,537	234,384	-	(202,624)	31,760

Net Loss for the Period	-	-	-	(6,168)	(6,168)

Balance – March 31, 2007	3,215,537	234,384	85,200	(208,792)	25,592

Net Loss for the Period -	-	-	(6,612)	(6,612)
Balance - June 30, 2007	3,215,537	234,384	85,200	(215,404)	18,980

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

	Three-Month Ended		August 6, 1996
	June 30,		Inception to
	2007	2006	June 30, 2007

Cash Flows from Operating Activities:

Net Loss	$(6,612)	$(28,574)	(215,404)

Amortization	-	-	28,400
Adjustment to reconcile net loss to net
cash provided by operating activities	-	-	(2,500)
Increase in Interest Payable	81	-	81
Stock issued for services	-	20	96,620

Net Cash Used in Operating Activities	(6.531)	(28,554)	(92,803)

Cash Flows from Investing Activities:
Acquisition of Oil Leases	-	-	(20,000)
Acquisition of Organizational services	-	-	(28,400)

Net Cash used in Investing Activities	-	-	(48,400)

Cash Flows from Financing Activities:
Issuance of Note Payable	10,000	-	10,000
Stocks to be issued	-	-	85,200
Issuance of stock	-	5,000	52,564

Net Cash Provided by Financing Activities	10,000	5,000	147,764

Net Increase in Cash & Cash Equivalents	3,469	(23,554)	6,561

Beginning Cash & Cash Equivalents	$3,092	$37,184	$-

Ending Cash & Cash Equivalents	$6,561	$13,630	$6,561

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION

Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for compensation	$-	$-	$96,620

The accompanying notes are an integral part of these financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007
(Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of Boulder Capital Opportunities II, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six-months ended June 30, 2007 and 2006 and the period August 6, 1996 (inception) to June 30, 2007, and the related cash flows for the six-months ended June 30, 2007 and 2006 and the period August 6, 1996 (inception) to June 30, 2007. Interim results are not necessarily indicative of results for a full year.

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

BOULDER CAPITAL OPPORTUNITIES, II, INC.
Date: August 14, 2007	By:	/s/ Michael Delaney
Director, Principal Executive Officer, and Principal Financial Officer