Form 10QSB
period 2007-09-30
BOULDER CAPITAL OPPORTUNITIES II LTD
filed 2007-11-14
CIK 1026215

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [ ]

As of November 1, 2007, 3,215,537 shares of common stock were outstanding. The securities of this Company do not trade in a public market.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2007

Boulder Capital Opportunities II, Inc.
(A Exploration Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	1
Statements of operation	2
Statements of cash flows	3
Notes to financial statements	5

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

Sept. 30, 2007

ASSETS

Current assets
Cash	$1,653
Total current assets	1,653

Deposits	2,500
Oil and gas leases	20,000
22,500

Total Assets	$24,153

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Interest payable	250
Notes payable	10,000
Total current liabilties	10,250

Total Liabilities	10,250

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, no par value;
100,000,000 shares authorized;
3,215,537 shares issued and
outstanding	234,384
Deficit accumulated during the
exploration stage	(220,481)

Total Stockholders' Equity	13,903

Total Liabilities and Stockholders' Equity	$24,153

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Aug. 6, 1996
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Revenues - rental income	$-	$-	$-	$-	$5,000
Revenues - oil and gas				1,320	1,320
	-	-	-	1,320	6,320

Operating expenses:
Amortization & depreciation					28,400
General and administrative	2,313	4,908	30,887	18,927	198,227
	2,313	4,908	30,887	18,927	226,627

Gain (loss) from operations	(2,313)	(4,908)	(30,887)	(17,607)	(220,307)

Other income (expense):
Interest revenue					76
Interest expense		(169)		(250)	(250)
	-	(169)	-	(250)	(174)

Income (loss) before
provision for income taxes	(2,313)	(5,077)	(30,887)	(17,857)	(220,481)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(2,313)	$(5,077)	$(30,887)	$(17,857)	$(220,481)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	3,215,537	3,215,537	2,969,377	3,215,537

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Aug. 6, 1996
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(30,887)	$(17,857)	$(220,481)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			28,400
Accrued payables		250	250
Compensatory stock issuances	20		96,620
Other payables			(2,500)
Net cash provided by (used for)
operating activities	(30,867)	(17,607)	(97,711)

Cash Flows From Investing Activities:
Oil and gas leases			(20,000)
Organizational costs			(28,400)
Net cash provided by (used for)
investing activities	-	-	(48,400)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Aug. 6, 1996
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Notes payable - borrowings		10,000	10,000
Sales of common stock	5,000		137,764
Net cash provided by (used for)
financing activities	5,000	10,000	147,764

Net Increase (Decrease) In Cash	(25,867)	(7,607)	1,653

Cash At The Beginning Of The Period	37,184	9,260	-

Cash At The End Of The Period	$11,317	$1,653	$1,653

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Boulder Capital Opportunities II, Inc. (the “Company”), was incorporated in the State of Colorado on August 6, 1996. The Company is in the exploration stage and was originally organized for the purpose of operating as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has changed its focus and is now in the oil and gas business, with an emphasis on acquisition of producing properties. The Company is currently considered to be in the exploration stage, and has generated only limited revenues from its activities. The Company’s fiscal year end is December 31.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

BOULDER CAPITAL OPPORTUNITIES II, INC.
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

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

For the fiscal quarter ended September 30, 2007, we had $-0- in revenue, as compared to $-0- in revenue for the fiscal quarter ended September 30, 2006. For the nine months ended September 30, 2007, we had $-0- in  revenue, as compared to $-0- in revenue for the nine months ended September 30, 2006.

For the fiscal quarter ended September 30, 2007, we had a total of $4,908 in operating expenses, as compared to $2,313 in operating expenses for the fiscal quarter ended September 30, 2006. For the nine months ended September 30, 2007, we had a total of $18,927 in operating expenses, as compared to $30,887 in operating expenses for the nine months ended September 30, 2006. The operating expenses for both periods ended September 30 were essentially related to professional fees.

For the fiscal quarter ended September 30, 2007, we had a net loss of $5,077 or $(0.00) per share, as compared to a net loss of $2,313, or $(0.00) per share, for the fiscal quarter ended September 30, 2006. For the nine months ended September 30, 2007, we had a net loss of $17,857, or $(0.01) per share, as compared to a net loss of $30,887, or $(0.01) per share for the nine months ended September 30, 2006.

We generate oil revenue from our mineral leases on a sporadic basis. Our plan is to develop oil and gas lease projects in which we can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. Leases may be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. We also plan in the future to act as a broker for lease situations involving third parties.

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

Liquidity And Capital Resources

As of September 30, 2007, we had a total of $1,653 in cash. As of September 30, 2006, we had $11,317 in cash. Our management feels we have inadequate working capital to pursue any business opportunities other than seeking leases for acquisition and partnership with third parties. We will have negligible capital requirements prior to the consummation of any such acquisition. We so not intend to pay dividends in the foreseeable future.

Net cash used for operating activities was $17,607 for the nine months ended September 30, 2007, compared to net cash used for operating activities of $30,867 for the period ended September 30, 2006.

Cash provided by financing activities was $10,000 for the nine months ended September 30, 2007, compared to cash provided by financing activities of $5,000 for the period ended September 30, 2006. These activities were all related to the issuance of common stock in private sales.

Cash flows used or provided by investing activities were $-0-for all periods.

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

(b) Reports on Form 8-K

 One report on Form 8-K was filed on September 20, 2007 reporting a change in certifying accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, II, INC.
Date: November 14, 2007	By:	/s/ Michael Delaney
Michael Delaney, President